Form 10-Q
period 2004-06-30
PLACER SIERRA BANCSHARES
filed 2004-09-22
CIK 1279410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:

000-50652

PLACER SIERRA BANCSHARES

(Exact name of registrant as specified in its charter)

CALIFORNIA	94-3411134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

525 J Street, Sacramento, California	95814
(Address of principal executive offices)	(Zip Code)

(916) 554-4750

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 17, 2004 there were 14,635,995 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	Unaudited Consolidated Financial Statements

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 30, 2004 and December 31, 2003

(Dollars in thousands)

(UNAUDITED)

	June 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$66,319	$55,776
Federal funds sold	103,935	32,729
Investment securities available-for-sale	126,097	219,302
Federal Reserve Bank and Federal Home Loan Bank stock	9,294	7,286
Loans held for sale	181	67
Loans and leases held for investment, net of allowance for loan and lease losses of $13,164 at June 30, 2004 and $13,343 at December 31, 2003	990,838	939,455
Premises and equipment, net	19,013	20,055
Cash surrender value of life insurance	27,406	26,834
Other real estate	805	805
Goodwill	72,731	72,639
Other intangible assets	7,787	8,760
Accrued interest receivable and other assets	12,307	13,238

Total assets	$1,436,713	$1,396,946

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$404,747	$378,611
Interest bearing	795,356	758,549

Total deposits	1,200,103	1,137,160
Short-term borrowings	14,422	41,221
Accrued interest payable and other liabilities	14,268	15,525
Junior subordinated deferrable interest debentures	38,146	38,146

Total liabilities	1,266,939	1,232,052
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 13,826,152 and 13,683,493 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	144,081	142,777
Retained earnings	25,700	21,049
Accumulated other comprehensive (loss) income	(7)	1,068

Total shareholders’ equity	169,774	164,894

Total liabilities and shareholders’ equity	$1,436,713	$1,396,946

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

For the Three Months and Six Months Ended June 30, 2004 and 2003

(Dollars in thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans and leases held for investment	$14,930	$14,379	$29,999	$29,097
Interest on loans held for sale	—	82	3	169
Interest and dividends on investment securities:
Taxable	1,790	1,830	4,002	3,914
Tax-exempt	132	136	264	272
Interest on federal funds sold	125	377	198	643

Total interest income	16,977	16,804	34,466	34,095

Interest expense:
Interest on deposits	1,615	2,369	3,139	4,863
Interest on short-term borrowings	28	27	117	46
Interest on junior subordinated deferrable interest debentures	446	392	892	879

Total interest expense	2,089	2,788	4,148	5,788

Net interest income	14,888	14,016	30,318	28,307
Provision for (credit to) the allowance for loan and lease losses	40	240	560	(70)

Net interest income after provision for (credit to) the allowance for loan and lease losses	14,848	13,776	29,758	28,377

Non-interest income:
Service charges and fees on deposit accounts	1,614	1,791	3,179	3,439
Referral and other loan-related fees	703	408	1,324	788
Loan servicing income	78	92	171	203
Gain on sale of loans, net	106	262	176	445
Revenues from sales of investment products	154	162	372	344
(Loss) gain on sale of investment securities available-for-sale, net	(3,542)	220	(3,336)	307
Increase in cash surrender value of life insurance	308	322	627	637
Other	706	274	1,665	544

Total non-interest income	127	3,531	4,178	6,707

Non-interest expense:
Salaries and employee benefits	6,236	5,426	12,664	11,358
Occupancy and equipment	1,735	1,761	3,422	3,584
Merger	2,142	—	2,142	—
Other	4,091	4,443	8,585	9,148

Total non-interest expense	14,204	11,630	26,813	24,090

Income before income taxes	771	5,677	7,123	10,994
Provision for income taxes	300	2,206	2,472	4,259

Net income	$471	$3,471	$4,651	$6,735

Earnings per share:
Basic	$0.03	$0.26	$0.34	$0.50
Diluted	$0.03	$0.26	$0.33	$0.50

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN

SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2004 and 2003

(Dollars in thousands)

(UNAUDITED)

	2004
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2003	13,683,493	$142,777	$21,049	$1,068	$164,894
Comprehensive income:
Net income			4,651		4,651
Net change in unrealized gain on investment securities available-for-sale, net of tax				(1,075)	(1,075)

Total comprehensive income					3,576

Stock options exercised	144,405	1,206			1,206
Stock issued in connection with acquisition of minority interest		92			92
Repurchase of shares of dissenting minority shareholder	(1,746)	(32)			(32)
Stock-based compensation		38			38

Balance, June 30, 2004	13,826,152	$144,081	$25,700	$(7)	$169,774

	2003
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2002	13,407,401	$140,698	$5,909	$2,083	$148,690
Comprehensive income:
Net income			6,735		6,735
Net change in unrealized gain on investment securities available-for-sale, net of tax				636	636

Total comprehensive income					7,371

Stock options exercised	77,343	691			691
Sale of common stock	94,444	850			850

Balance, June 30, 2003	13,579,188	$142,239	$12,644	$2,719	$157,602

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2004 and 2003

(Dollars in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$4,651	$6,735
Adjustments to reconcile net income to net cash provided by operations:
Provision for (credit to) allowance for loan and lease losses	560	(70)
Amortization of investment security premiums/discounts, net	105	275
Amortization of other intangible assets	973	1,063
Increase in deferred loan fees, net	517	37
Depreciation and amortization	1,500	1,530
Dividends received on FHLB and FRB stock	(43)	(160)
Stock-based compensation	38	—
Loss (gain) on sale of investment securities available-for-sale, net	3,336	(307)
Gain on sale of loans held for sale, net	(174)	(446)
Fundings of loans held for sale	(4,608)	(25,743)
Proceeds from sale of loans held for sale	4,668	33,871
Loss on disposal of premises and equipment	17	8
Gain from life insurance proceeds	(397)	—
Gain on sale of other real estate	—	(1)
Write down of other real estate	—	136
Deferred income taxes	32	(785)
Increase in cash surrender value of life insurance	(627)	(637)
Net decrease in accrued interest receivable and other assets	931	2,827
Net decrease in accrued interest payable and other liabilities	(536)	(4,180)

Net cash provided by operating activities	10,943	14,153

Cash flows from investing activities:
Net decrease in interest-bearing deposits with other banks	—	100
Purchases of investment securities available-for-sale	(120,870)	(45,000)
Proceeds from the sale of investment securities available-for-sale	157,746	47,565
Proceeds from calls and maturities of investment securities available-for-sale	51,000	18,503
Proceeds from principal repayments of investment securities available-for-sale	60	131
(Purchase) redemption of FHLB stock	(1,965)	272
Deposit on single premium cash surrender value life insurance	(306)	(305)
Proceeds from cash surrender value life insurance	758	—
Net (increase) decrease in loans held for investment	(53,140)	10,588
Proceeds from recoveries of charged-off loans	680	1,376
Purchases of premises and equipment	(484)	(697)
Proceeds from sale of premises and equipment	9	1,919
Proceeds from sale of other real estate	—	447

Net cash provided by investing activities	33,488	34,899

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	33,233	4,241
Net increase (decrease) in time deposits	29,710	(10,935)
Net (decrease) increase in short-term borrowings	(26,799)	1,233
Exercise of stock options	1,206	691
Repurchase of shares of dissenting minority shareholder	(32)	—
Sale of common stock	—	850

Net cash provided by (used in) financing activities	37,318	(3,920)

Net increase in cash and cash equivalents	81,749	45,132
Cash and cash equivalents, beginning of period	88,505	153,617

Cash and cash equivalents, end of period	$170,254	$198,749

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months and Six Months Ended June 30, 2004 and 2003

NOTE 1 — BASIS OF PRESENTATION

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Placer Sierra Bancshares (the Company) and the consolidated accounts of its wholly-owned subsidiaries, Placer Sierra Bank (“PSB”) and Bank of Orange County (“BOC”). All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Our financial statements reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2003.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan and lease losses. In connection with the determination of the allowance for loan and lease losses, management evaluates overall loan portfolio characteristics and delinquencies, obtains independent appraisals for significant properties and monitors economic conditions.

NOTE 2 — EARNINGS PER SHARE

Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computation is as follows (dollars in thousands, except share per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Basic
Net income	$471	$3,471	$4,651	$6,735

Weighted average shares outstanding	13,768,719	13,495,232	13,741,402	13,451,559

Earnings per share - basic	$0.03	$0.26	$0.34	$0.50

Diluted
Net income	$471	$3,471	$4,651	$6,735

Weighted average shares outstanding	13,980,841	13,495,232	13,911,810	13,451,559

Earnings per share - diluted	$0.03	$0.26	$0.33	$0.50

For the three months and six months ended June 30, 2004 and 2003, certain shares of common stock issuable under stock options and stock purchase agreements were not included in the computation of dilutive earnings per share because the exercise and purchase prices were equal to or greater than the stock’s fair value and their effect would be antidilutive.

NOTE 3 — STOCK OPTIONS

The Company currently has two stock option plans, the Placer Sierra Bancshares 2002 Stock Option Plan and the Southland Capital Co. 2002 Stock Option Plan. Options in the Southland Capital Co. plan have been converted into options to purchase shares of the Company. All options granted to date have been nonstatutory stock options. The shares available for grant may be granted to anyone eligible to participate in the plans. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted. The options under the plans expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is generally four years; however, the vesting period can be modified at the discretion of the Board of Directors. Outstanding options under the plans are exercisable until their expiration.

The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In accordance with APB Opinion No. 25, no stock based compensation cost related to stock option plans is reflected in net income as all options granted under these stock option plans had an exercise price of not less than the fair market value of the underlying common stock on the date of grant.

Pro forma adjustments to the Company’s consolidated net income and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (dollars in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$471	$3,471	$4,651	$3,264
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	—	—	—	—

Pro forma net income	$471	$3,471	$4,651	$3,264

Basic earnings per share – as reported	$0.03	$0.26	$0.34	$0.50
Diluted earnings per share – as reported	$0.03	$0.26	$0.33	$0.50
Basic earnings per share – pro forma	$0.03	$0.26	$0.34	$0.50
Diluted earnings per share – pro forma	$0.03	$0.26	$0.33	$0.50

The fair value of the options granted and stock purchase agreements entered into during the three months and six months ended June 30, 2004 and 2003 are noted below and were based on an option-pricing model with the following assumptions and prices:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Dividend yield (not applicable)
Expected volatility (not applicable)
Risk-free interest rate	3.38%	3.11%	3.38%	3.11%
Expected option life	5 years	5 years	5 years	5 years
Weighted average fair value of options granted during the period	$0.03	$—	$0.03	$—

Option grants to purchase 54,000 shares granted in the quarter ended June 30, 2004 are not included in the above table as the exercise price is to be based on the initial public offering price.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We have entered into a settlement agreement concerning a suit involving the Reed Slatkin Investment Club, in which Bank of Orange County was one of four named defendants. The complaint was filed on September 5, 2002 in the United States District Court, Central District of California by the trustee of the bankruptcy estate of Reed Slatkin and a group of individuals and entities, naming Bank of Orange County, Union Bank of California, Comerica Bank-California and Imperial Management Incorporated as defendants and alleging, among other things, aiding and abetting fraud, breach of fiduciary duty, fraud and negligence. The initial complaint sought damages of $250 million plus interest and punitive damages as well as compensatory damages on behalf of the subclass plaintiffs of $25 million plus punitive damages. The banks were named in the suit based on the various banks’ alleged support of and participation in Mr. Slatkin’s fraudulent activities discovered in 2001, and the banks’ alleged role as administrator for investors’ custodial accounts. Bank of Orange County was being sued as the direct successor-in-interest to Pacific Inland Bank, or PIB, which was acquired by Bank of Orange County in 1999. PIB sold its trust assets to another bank that is also a defendant in the case in October 1993. The claims against Bank of Orange County were based on alleged acts and omissions of PIB that occurred on or before the sale of the trust assets. Settlement documents have now been signed by all parties to the lawsuit and the Plaintiffs have filed an ex-parte application for preliminary approval of the settlement agreement and have requested the court set November 10, 2004 for a final approval hearing. Upon final approval by the court we will pay $200,000 to the Plaintiffs, which amount has been included in accrued interest payable and other liabilities as of June 30, 2004.

We may, from time to time, be involved in other legal proceedings in the ordinary course of business. We do not believe that any of the other pending legal proceedings in which we are currently involved are reasonably likely, either individually or taken as a whole, to materially harm our business, financial condition, results of operations or cash flows.

Environmental Compliance

In the process of selling a property owned by a subsidiary of PSB, we learned that a small parcel of the property was used as a gasoline station in the early 1970s. We retained an environmental consulting company to conduct both Phase I and Phase II environmental studies, the results of which have been reviewed and accepted by the California Regional Water Quality Control Board (“Control Board”). We believe it is likely that the Control Board will require soil abatement. The cost of soil abatement was originally estimated to be between $450,000 and $570,000, and we recorded a reserve in the first quarter of 2004 of $450,000. In the second quarter of 2004, $205,000 of this reserve was reversed due to revised remediation cost estimates. Although we cannot be certain, we do not expect our expenditures for the monitoring and the cost of soil abatement to have a material adverse effect on our business, financial condition, results of operations and cash flows.

Financial Instruments with Off-Balance-Sheet Risk

The Banks are party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of their customers. These financial instruments consist of commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

The Banks’ exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and letters of credit as they do for loans and leases included on the consolidated balance sheet.

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	June 30, 2004	December 31, 2003
Commitments to extend credit	$298,933	$283,931
Standby letters of credit	$3,899	$3,595

Commitments to extend credit consist primarily of unfunded single-family residential and commercial real estate construction loans and commercial revolving lines of credit. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party and are accounted for under Financial Accounting Standards Board Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others (FIN 45). FIN 45 requires that the guarantor recognize a liability for the guarantee equal to its fair value represented by the fees received for issuing the guarantee. Such fees were not considered to be material for recognition as a liability at June 30, 2004 or December 31, 2003. Standby letters of credit are generally issued for one year or less and secured by certificates of deposit.

NOTE 5 — COMPREHENSIVE INCOME

Comprehensive (loss) income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive (loss) income that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive (loss) income. Total comprehensive (loss) income and the components of accumulated other comprehensive (loss) income for the six months ended June 30, 2004 and 2003 are presented in the consolidated statement of changes in shareholders’ equity and comprehensive income. Total comprehensive (loss) income for the three months ended June 30, 2004 and 2003 totaled $(578,000) and $4,179,000, respectively.

The components of other comprehensive (loss) income follows (dollars in thousands):

	Before Tax	Tax Benefit (Expense)	After Tax
For the Three Months Ended June 30, 2004
Other comprehensive loss:
Unrealized holding losses	$(5,320)	$2,181	$(3,139)
Less: reclassification adjustment for net losses included in net income	(3,542)	1,452	(2,090)

Total other comprehensive loss	$(1,778)	$729	$(1,049)

For the Three Months Ended June 30, 2003
Other comprehensive income:
Unrealized holding gains	$1,420	$(582)	$838
Less: reclassification adjustment for net losses included in net income	220	(90)	130

Total other comprehensive income	$1,200	$(492)	$708

For the Six Months Ended June 30, 2004
Other comprehensive loss:
Unrealized holding losses	$(5,158)	$2,115	$(3,043)
Less: reclassification adjustment for net losses included in net income	(3,336)	1,368	(1,968)

Total other comprehensive loss	$(1,822)	$747	$(1,075)

For the Six Months Ended June 30, 2003
Other comprehensive income:
Unrealized holding gains	$1,385	$(568)	$817
Less: reclassification adjustment for net gains included in net income	307	(126)	181

Total other comprehensive income	$1,078	$(442)	$636

NOTE 6 — SUBSEQUENT EVENTS

Pending Acquisition

On September 7, 2004, Placer Sierra Bancshares signed a definitive agreement to acquire First Financial Bancorp (“FFB”), the parent holding company for Bank of Lodi. As of June 30, 2004, FFB had total assets of $324.1 million, total loans and leases of $204.8 million, total deposits of $274.7 million and total shareholders’ equity of $20.5 million. Bank of Lodi operates nine branches located in Sacramento, El Dorado, San Joaquin, Amador, and Calaveras Counties in Northern California. At June 30, 2004, the combined companies had total assets of $1.761 billion, total loans and leases of $1.209 billion, total deposits of $1.475 billion and total shareholders’ equity of $190.3 million.

Under the terms of the agreement, the Company will pay $50.0 million in cash to acquire all the outstanding shares of common stock and outstanding stock options of FFB. Subject to receipt of regulatory and shareholder approval, the Company expects this transaction will be completed during the fourth quarter of 2004. Placer expects to fund the acquisition consideration with cash on hand. The transaction will be accounted for under the purchase method of accounting. On a pro forma basis at December 31, 2004, following the close of the transaction, management anticipates all regulatory capital ratios at both the bank and holding company levels will be within those limits defined as “well capitalized”.

Initial Public Offering (IPO)

On August 16, 2004, we completed an initial public offering whereby we sold 500,000 shares of common stock and a selling shareholder sold 5,230,000 shares of common stock at $20 per share. On September 13, 2004, the underwriters of the IPO exercised their option to purchase an additional 68,194 shares of our common stock and to purchase an additional 713,306 shares from a selling shareholder. We received net proceeds of $10.6 million (after underwriting discounts and commissions).

Bank Merger

On July 23, 2004, Bank of Orange County was merged with and into our wholly-owned subsidiary, Placer Sierra Bank.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

This Quarterly Report on Form 10-Q (the “Quarterly Report”) may include forward-looking information, which is subject to the “safe harbor” set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When we make statements that are not based on historical information or are forward-looking, including when we use or incorporate by reference in this Quarterly Report the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “commit,” “believe” and similar expressions, we are making forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. Such risks and uncertainties include, but are not limited to, the following factors:

•	Competitive pressure in the banking industry and changes in the regulatory environment.

•	Changes in the interest rate environment and volatility of rate sensitive loans and deposits.

•	A decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of our loans.

•	Credit quality deterioration, which could cause an increase in the provision for loan and lease losses.

•	Dividend restrictions.

•	Regulatory discretion.

•	Changes in the securities markets.

•	Asset/liability repricing risks and liquidity risks.

•	Terrorist activity.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. For further discussion of risk factors related to our business, please see Exhibit 99.1 “Risk Factors.”

Description of Business

Placer Sierra Bancshares (formerly First California Bancshares and Placer Capital Co. II) (the “Company”) was incorporated on November 13, 2001 and, as of and for the period ended June 30, 2004, operated two banking subsidiaries, Placer Sierra Bank (“PSB”) and Bank of Orange County (“BOC”) (collectively, the “Banks”). The Company was incorporated for the purpose of acquiring PSB in a one bank holding company reorganization. PSB was previously a wholly-owned subsidiary of Placer Capital Co. (“PCC”), a wholly-owned subsidiary of California Community Bancshares (“CCB”).

Bank of Orange County was previously a wholly-owned subsidiary of Southland Capital Co. (“SCC”). SCC was incorporated on November 9, 2001 for the purpose of acquiring BOC in a one bank holding company reorganization. BOC was also previously a wholly-owned subsidiary of CCB. SCC was merged with and into the Company on May 25, 2004, in a stock-for-stock transaction whereby the shareholders of SCC received 0.5752 of a share of Company common stock for each outstanding share of SCC common stock. The acquisition was principally accounted for as a combination of companies under common control similar to a pooling of interests. Immediately prior to the acquisition of SCC, the Company’s principal shareholder, the California Community Financial Institutions Fund Limited Partnership (the “Fund”), owned 99.75% of SCC and 93.18% of the Company. The acquisition of the 0.25% minority interest in SCC by the Company was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the 0.25% minority interest in the net assets acquired was approximately $92,000, which was recorded as goodwill.

For the periods presented, the Company’s wholly-owned subsidiaries include the Banks, Placer Statutory Trust II and Southland Statutory Trust I. The Banks are California state-chartered commercial banks. Placer Statutory Trust II and Southland Statutory Trust I, both Connecticut statutory business trusts, were formed in October 2001 for the exclusive purpose of issuing and selling trust preferred securities.

Pending Acquisition

On September 7, 2004, Placer Sierra Bancshares signed a definitive agreement to acquire First Financial Bancorp (“FFB”), the parent holding company for Bank of Lodi. Bank of Lodi’s branches will provide a unique fit within Company’s Northern California footprint. The acquisition provides for a strong foothold in San Joaquin County, which the Company believes is currently underserved by existing financial institutions and presents excellent de novo branching opportunities. The market areas service by these branches is in a area of rapid customer growth evidenced by FFB’s growth between 1999 and 2003, whereby they grew total assets and total deposits at compound annual rates of 16.1% and 15.5%, respectively.

Management believes that this merger will result in accretion to earnings per share of approximately $0.30 in the year 2005, principally through improvements in operating efficiencies anticipated from the FFB platform which are targeted at 35% to 45% of pre-acquisition overhead. The Company may fail to achieve some or all of the anticipated cost savings and the time frame to achieve those cost savings may be longer than anticipated. For further discussion of risk factors related to our business, see Exhibit 99.1 “Risk Factors.”

The Company will continue to seek merger and/or acquisition candidates and growth through de novo branching within the markets along the 99 freeway between the greater Sacramento area and Fresno, California. The Company will also seek merger and/or acquisition candidates and de novo branch opportunities in the four counties of Southern California of Los Angeles, Orange, Riverside and San Bernardino to enhance its Bank of Orange County Division. For further discussion of risk factors related to our business, please see Exhibit 99.1 “Risk Factors.”

Nature of Operations

For the periods presented, the Company conducted business through the Banks. The Banks are subject to the laws of the state of California and federal laws and regulations governing the financial services industry. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The Banks provide a full range of banking services to individual and corporate customers through PSB’s 23 branches located in Placer, Sacramento, Nevada and El Dorado Counties and through BOC’s nine branches located in Orange and Los Angeles Counties. The Banks derive their income primarily from interest received on real estate, commercial and consumer loans and, to a lesser extent, fees from the sale of loans, interest on investment securities and fees received in connection with servicing loans and deposit customers. The Banks’ major operating expenses are the interest they pay on deposits and borrowings and general operating expenses. The Banks rely primarily on locally generated deposits.

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiaries, PSB and BOC. All significant intercompany balances and transactions have been eliminated. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

For financial reporting purposes, the Company’s investments in Placer Statutory Trust II and Southland Statutory Trust I are accounted for under the equity method and are included in other assets on the consolidated balance sheet. The junior subordinated debentures issued and guaranteed by the Company and held by the trusts are reflected on the Company’s consolidated balance sheet in accordance with provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan and lease losses. In connection with the determination of the allowance for loan and lease losses, management obtains independent appraisals for significant properties, evaluates overall loan portfolio characteristics and delinquencies and monitors economic conditions.

Critical Accounting Policies

Our accounting policies are integral to understanding the financial results reported. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and consistently applied from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. We have identified our policy for the allowance for loan and lease losses, our estimate of the fair value of financial instruments and our calculation of goodwill and other intangible assets as critical accounting policies. Please see the section entitled “—Allowance for Loan and Lease Losses” for a discussion related to this policy. Our significant and critical accounting policies and practices are described in further detail in Note 2 to our consolidated financial statements filed on Form S-1 dated August 10, 2004.

Results of Operations

Key Performance Indicators

The following sections contain tables and data setting forth certain statistical information relating to the Company for the three and six months ended June 30, 2004 and 2003. This discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto for the three and six months ended June 30, 2004 included herein, and the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2003.

As of June 30, 2004 we had total assets of $1.437 billion, total loans and leases held for investment of $1.004 billion, total deposits of $1.200 billion and shareholders’ equity of $169.8 million. In the quarter ended June 30, 2004 total loans and leases held for investment increased $35.4 million (a 14.7% growth rate on an annualized basis) and total deposits increased $53.0 million (an 18.6% growth rate on an annualized basis). As of June 30, 2004, 13,826,152 shares of our common stock were outstanding, having a book value per share of $12.28.

For the three months and six months ended June 30, 2004 we recorded net income of $471,000 and $4.7 million, or $0.03 per share and $0.33 per share, respectively, on a fully diluted basis. In connection with our acquisition of Southland, we incurred merger-related costs of $2.1 million ($1.4 million after tax) and recorded these expenses in our financial results for the three months ended June 30, 2004. In addition, in preparation for the merger of the banks and in contemplation of aligning their interest rate risk and liquidity profiles, we restructured Bank of Orange County’s investment portfolio and recorded a loss of $3.8 million ($2.2 million after tax). Excluding merger-related costs of $2.1 million and the investment security restructuring loss of $3.8 million, our operating earnings for the three and six months ended June 30, 2004 would have been $4.1 million and $8.3 million, or $0.29 per share and $0.60 per share, respectively, on a fully-diluted basis. These operating earnings for 2004 represent an 18.8% and 23.3% improvement in operating earnings over the same three and six months periods ended June 30, 2003, respectively. We believe that the presentation of our operating earnings excluding the merger-related costs and investment security restructuring loss is important to gaining an understanding of our financial performance.

The following table presents our net income and key performance indicators for the three and six months ended June 30, 2004 and 2003 and the basis for calculating these indicators (dollars in thousands, except per share information):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net interest income	$14,888	$14,016	$30,318	$28,307
Non-interest income	127	3,531	4,178	6,707
Revenues	15,015	17,547	34,496	35,014
Provision for (credit to) the allowance for loan and lease losses	40	240	560	(70)
Non-interest expense	14,204	11,630	26,813	24,090
Provision for income taxes	300	2,206	2,472	4,259

Net income	$471	$3,471	$4,651	$6,735

Average assets	$1,400,763	$1,395,562	$1,388,989	$1,390,880
Average shareholders’ equity	$170,576	$157,828	$167,773	$156,069
Share Information:
Weighted average shares outstanding - basic	13,768,719	13,495,232	13,741,402	13,451,559
Weighted average shares outstanding - diluted	13,980,841	13,495,232	13,911,810	13,451,559
Profitability Measures:
Earnings per share - basic	$0.03	$0.26	$0.34	$0.50
Earnings per share - diluted	$0.03	$0.26	$0.33	$0.50
Return on average assets	0.14%	1.00%	0.67%	0.98%
Return on average shareholders’ equity	1.11%	8.82%	5.57%	8.70%
Efficiency ratio	94.60%	66.28%	77.73%	68.80%

The following table presents our operating earnings and key performance indicators after excluding merger expenses and the investment security restructuring loss for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$471	$3,471	$4,651	$6,735
Acquisition related:
Merger expenses, net of tax affect	1,441	—	1,441	—
Investment security restructuring loss, net of tax affect	2,210	—	2,210	—

Operating earnings	$4,122	$3,471	$8,302	$6,735

Operating earnings per share - basic	$0.30	$0.26	$0.60	$0.50
Operating earnings per share - diluted	$0.29	$0.26	$0.60	$0.50
Operating return on average assets	1.18%	1.00%	1.20%	0.98%
Operating return on average shareholders’ equity	9.72%	8.82%	9.95%	8.70%
Operating efficiency ratio	64.05%	66.28%	64.39%	68.80%

Second quarter analysis. Consolidated net income for the three months ended June 30, 2004 was $471,000, or $0.03 per diluted share. Net income for the three months ended June 30, 2003 was $3.5 million or $0.26 per diluted share. Return on average assets was 0.14%, compared to 1.00% for the same period of 2003. Return on average equity was 1.11%, compared to 8.82% for the same period of 2003.

Net income for the quarter ended June 30, 2004 was impacted by items related to the acquisition by Placer Sierra Bancshares of Southland Capital Co: $2.1 million ($1.4 million after tax) of merger related expenses and a

$3.8 million ($2.2 million after tax) loss from the sale of $72.0 million of Bank of Orange County’s investment securities portfolio incurred to align our two Banks’ interest rate risk and liquidity profiles.

Operating earnings for the three months ended June 30, 2004 were $4.1 million after excluding merger-related costs of $2.1 million and the investment security portfolio restructuring loss of $3.8 million, an increase of $651,000, or 18.19%, over the $3.5 million earned for the same period of 2003. Based on operating earnings of $4.1 million, earnings per share on a fully diluted basis were $0.29, return on average assets was 1.18% and return on average equity was 9.72%.

The efficiency ratio is a measure of how effective we are at managing our non-interest expense dollars. A lower or declining ratio indicates improving efficiency. Excluding the merger related costs and investment portfolio restructuring loss, the efficiency ratio improved to 64.1% during the second quarter of 2004 compared to 66.3% for the same period in 2003.

Six month analysis. Consolidated net income for the six months ended June 30, 2004 was $4.7 million, or $0.33 per diluted share. Net income for the six months ended June 30, 2003 was $6.7 million, or $0.50 per diluted share, return on average assets was 0.67%, and return on average equity was 5.57%.

Operating earnings for the six months ended June 30, 2004 were $8.3 million after excluding SCC merger-related costs of $2.1 million and the Bank of Orange County’s investment security portfolio restructuring loss of $3.8 million, an increase of $1.6 million, or 23.3%, over the $6.7 million earned for the six months ended June 30, 2003. Based upon operating earnings of $8.3 million, earnings per share on a fully-diluted basis were $0.60, return on average assets was 1.20%, and the return on average equity was 9.95%. Excluding the SCC merger related costs and Bank of Orange County’s investment portfolio restructuring loss, the efficiency ratio improved to 64.4% during the six months ended June 30, 2004 compared to 68.8% for the same period in 2003.

Net Interest Income

Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Our balance sheet is asset sensitive, and as a result, our net interest margin tends to expand in a rising interest rate environment and decline in a falling interest rate environment. The majority of our earning assets are tied to market rates, such as the prime rate, and therefore rates on our earning assets generally reprice along with a movement in market rates while interest-bearing liabilities, mainly deposits, tend to reprice more slowly and usually incorporate only a portion of the movement in market rates.

The following tables present, for the periods indicated, the distribution of average assets, liabilities and shareholders’ equity, as well as the net interest income from average interest-earning assets and the resultant yields expressed in percentages. Non-accrual loans are included in the calculation of average loans and leases while non-accrued interest thereon is excluded from the computation of yields earned.

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans held for sale	$20	$—	0.00%	$5,811	$82	5.66%
Loans and leases held for investment	987,622	14,930	6.08%	854,609	14,380	6.75%
Investment securities	153,049	1,806	4.75%	192,487	1,866	3.89%
Federal funds sold	57,202	125	0.88%	136,678	378	1.11%
Interest bearing deposits with other banks	—	—	—	33	—	—
Other earnings assets	9,284	116	5.03%	7,248	98	5.42%

Total interest-earning assets	1,207,177	16,977	5.66%	1,196,866	16,804	5.63%
Non-interest-earning assets:
Cash and demand deposits	67,669			66,201
Other assets	125,917			132,495

Total assets	$1,400,763			$1,395,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits -
Interest-bearing demand	$191,550	163	0.34%	$195,129	238	0.49%
Money market	207,420	312	0.60%	203,642	421	0.83%
Savings	131,788	111	0.34%	127,484	165	0.52%
Time certificates of deposit	240,955	1,030	1.72%	276,355	1,543	2.24%

Total interest-bearing deposits	771,713	1,616	0.84%	802,610	2,367	1.18%
Short-term borrowings	13,759	28	0.82%	12,183	28	0.92%
Long-term debt	38,146	445	4.69%	38,146	393	4.13%

Total interest-bearing liabilities	823,618	2,089	1.02%	852,939	2,788	1.31%
Non-interest-bearing liabilities:
Demand deposits	394,101			364,192
Other liabilities	12,468			20,603

Total liabilities	1,230,187			1,237,734
Shareholders’ equity	170,576			157,828

Total liabilities and shareholders’ equity	$1,400,763			$1,395,562

Net interest income		$14,888			$14,016

Net interest margin			4.96%			4.70%

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans held for sale	$131	$3	4.61%	$5,871	$169	5.80%
Loans and leases held for investment (1)	975,401	29,999	6.18%	859,574	29,097	6.83%
Investment securities	168,269	4,054	4.84%	197,981	3,980	4.05%
Federal funds sold	45,782	198	0.87%	116,171	643	1.12%
Interest bearing deposits with other banks	—	—	—	66	1	3.06%
Other earnings assets	8,287	212	5.14%	7,299	205	5.66%

Total interest-earning assets	1,197,870	34,466	5.79%	1,186,962	34,095	5.79%
Non-interest-earning assets:
Cash and demand deposits	66,427			68,934
Other assets	124,692			134,984

Total assets	$1,388,989			$1,390,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits -
Interest-bearing demand	$191,237	326	0.34%	$197,157	494	0.51%
Money market	205,166	614	0.60%	198,218	820	0.83%
Savings	131,334	225	0.34%	126,387	331	0.53%
Time certificates of deposit	234,791	1,974	1.69%	279,620	3,217	2.32%

Total interest-bearing deposits	762,528	3,139	0.83%	801,382	4,862	1.22%
Short-term borrowings	24,419	117	0.96%	10,418	46	0.89%
Long-term debt	38,146	892	4.70%	38,146	880	4.65%

Total interest-bearing liabilities	825,093	4,148	1.01%	849,946	5,788	1.37%
Non-interest-bearing liabilities:
Demand deposits	382,946			366,852
Other liabilities	13,177			18,013

Total liabilities	1,221,216			1,234,811
Shareholders’ equity	167,773			156,069

Total liabilities and shareholders’ equity	$1,388,989			$1,390,880

Net interest income		$30,318			$28,307

Net interest margin			5.09%			4.81%

The following tables show the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates (dollars in thousands):

	Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003
	Net Change	Rate	Volume	Mix
Interest income:
Loans held for sale	$(82)	$(82)	$(82)	$82
Loans and leases held for investment	550	(1,425)	2,238	(263)
Investment securities	(60)	412	(382)	(90)
Federal funds sold	(253)	(79)	(220)	46
Interest-bearing deposits with other banks	—	—	—	—
Other earning assets	18	(7)	28	(3)

Total interest income	173	(1,181)	1,582	(228)
Interest expense:
Interest-bearing demand	(75)	(71)	(4)	—
Money market	(109)	(114)	8	(3)
Savings	(54)	(57)	6	(3)
Time certificates of deposit	(513)	(358)	(198)	43
Short-term borrowings	—	(3)	4	(1)
Long-term debt	52	53	—	(1)

Total interest expense	(699)	(550)	(184)	35

Net interest income	$872	$(631)	$1,766	$(263)

	Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003
	Net Change	Rate	Volume	Mix
Interest income:
Loans held for sale	$(167)	$(80)	$(165)	$78
Loans and leases held for investment	903	(2,733)	3,921	(285)
Investment securities	74	777	(597)	(106)
Federal funds sold	(445)	(142)	(390)	87
Interest-bearing deposits with other banks	(1)	(1)	(1)	1
Other earning assets	7	(19)	28	(2)

Total interest income	371	(2,198)	2,796	(227)
Interest expense:
Interest-bearing demand	(168)	(159)	(15)	6
Money market	(206)	(228)	29	(7)
Savings	(106)	(115)	13	(4)
Time certificates of deposit	(1,243)	(873)	(516)	146
Short-term borrowings	71	4	62	5
Long-term debt	12	10	—	2

Total interest expense	(1,640)	(1,361)	(427)	148

Net interest income	$2,011	$(837)	$3,223	$(375)

Second quarter analysis. Net interest income increased 6.2%, or $872,000, to $14.9 million for the second quarter of 2004 from $14.0 million for the second quarter of 2003. Average earning assets increased to $1.207 billion for the second quarter of 2004 from $1.197 billion for the same period of 2003. Average loans and leases held for investment, net of fees and costs, increased by 15.6%, or $133.0 million, to $987.6 million for the second quarter of 2004 from $854.6 million for the same period of 2003. Average core deposits (all deposit categories other than time certificates of deposit) increased 3.86%, or $34.4 million, to $924.9 million for the second quarter of 2004 from $890.4 million for the same period of 2003.

The net interest margin for the second quarter of 2004 was 4.96% and represents an increase of 26 basis points from the net interest margin of 4.70% for the same period of 2003. The improvement in the margin was principally the result of our loan growth in combination with our lower cost of funds associated with our core deposit growth.

Interest income increased 1.0%, or $173,000, to $17.0 million for the second quarter of 2004 compared to $16.8 million for the second quarter of 2003. The yield on total interest-earning assets for the second quarter of 2004 was 5.66%, compared to 5.63% for the same period of 2003, the relatively flat year to year yield was achieved in a period of declining rates because the Company was successful in shifting the mix of interest-earning assets away from lower-yielding federal funds sold and into relatively higher-yielding loans and leases. This is reflected by a $79.5 million decrease in average federal funds sold and a $133.0 million increase in average loans and leases held for investment for the second quarter of 2004 as compared to the second quarter of 2003. Average loans, including loans held for sale, as a percentage of average earning assets were 81.8% for the second quarter of 2004 and 71.9% for the same period of 2003. The yield on average loans declined to 6.08% for the second quarter of 2004 from 6.75% for the same period of 2003, which is not unexpected given the decrease in market interest rates that has occurred since September 30, 2002. The yield on investment securities increased by 86 basis points to 4.75% for the second quarter of 2004 from 3.89% for the same period of 2003, reflecting management’s decision to lengthen contractual maturities and shift from U.S. Treasuries to U.S. Agencies.

Interest expense on interest-bearing deposits decreased 31.72%, or $751,000, to $1.6 million for the second quarter of 2004 as compared to $2.4 million for the same period of 2003. This decrease reflects decreases in interest rates in the marketplace combined with management’s success in restructuring the Company’s deposit composition. As a percentage of average total deposits, time deposits declined to 20.7% for the second quarter of 2004, down from 23.7% for the same period of 2003. A substantial percentage of our funding sources are non-interest-bearing demand deposits which represented approximately 33.8% of average total deposits for the second quarter of 2004, an increase from 31.2% in the same period of 2003. Increasing the percentage of non-interest-bearing demand deposits to total deposits, coupled with the decline in the cost of interest-bearing deposits, lowered our overall cost of deposits to 0.56% for the second quarter of 2004 from 0.81% for the same period of 2003.

Interest expense on all interest-bearing liabilities decreased by 25.1%, or $699,000, to $2.1 million for the second quarter of 2004 as compared $2.8 million for the same period of 2003. Total average interest-bearing liabilities decreased 3.4%, or $29.3 million, to $823.6 million for the second quarter of 2004 from $852.9 million for the same period of 2003. The cost of our interest-bearing liabilities declined to 1.02% for the second quarter of 2004 from 1.31% for the same period of 2003. This 29 basis point decline is the result of a declining interest rate environment as well as our ability to reduce the percentage of more expensive time deposits in our deposit portfolio which allowed us to decrease our overall cost of deposits.

Six month analysis. Net interest income increased 7.1%, or $2.0 million, to $30.3 million for the six months ended June 30, 2004 from $28.3 million for the same period of 2003. Average earning assets increased to $1.198 billion for the six months ended June 30, 2004 from $1.187 billion for the same period of 2003. Average loans and leases held for investment, net of fees and costs, increased by 13.5%, or $115.8 million to $975.4 million for the six months ended June 30, 2004 from $859.6 million for the same period of 2003. Average core deposits (all deposit categories other than time certificates of deposit) increased 2.48%, or $22.1 million, to $910.7 million for the six months ended June 30, 2004 from $888.6 million for the same period of 2004.

The net interest margin for the six months ended June 30, 2004 was 5.09% and represents an increase of 28 basis points from the net interest margin of 4.81% for the same period of 2003. The improvement in the margin was principally the result of our loan growth in combination with our lower cost of funds associated with our core deposit growth.

Interest income increased 1.1%, or $371,000, to $34.5 million for the six months ended June 30, 2004 from $34.1 million for the same period of 2003. The yield on total interest-earning assets for the six months ended June 30, 2004 remained unchanged from the same period of 2003, at 5.79%. The Company was successful in shifting the mix of interest-earning assets away from lower-yielding federal funds sold and into relatively higher-yielding loans and leases. This is reflected by a $70.4 million decrease in average federal funds sold and a $115.8 million increase in average loans and leases held for investment for the six months ended June 30, 2004 as compared to the same period of 2003. Average loans as a percentage of average earning assets were 81.4% for the six months ended June 30, 2004, and 72.9% for the same period of 2003. The yield on average loans declined to 6.18% for the six months ended June 30, 2004 from 6.83% for the same period of 2003. The yield on investment securities increased by 79 basis points to 4.84% for the six months ended June 30, 2004 from 4.05% for the same period of 2003, reflecting management’s decision to lengthen contractual maturities and shift from U.S. Treasuries to U.S. Agencies.

Interest expense on interest-bearing deposits decreased by 35.4%, or $1.7 million, to $3.1 million for the six months ended June 30, 2004 as compared to $4.7 million for the same period of 2003. As a percentage of average total deposits, time deposits declined to 20.5% for the six months ended June 30, 2004, down from 23.9% for the same period of 2003. A substantial percentage of our funding sources are non-interest-bearing demand deposits which represented approximately 33.4% of average total deposits for the first half of 2004, an increase from 31.4% in the same period of 2003. Increasing the percentage of non-interest-bearing demand deposits to total deposits, coupled with the decline in the cost of interest-bearing deposits, lowered our overall cost of deposits to 0.55% for the six months ended June 30, 2004 from 0.84% for the same period of 2003.

Interest expense on all interest-bearing liabilities decreased by 28.3%, or $1.6 million, to $4.1 million for the six months ended June 30, 2004 as compared to $5.8 million for the same period of 2003. Total average interest-bearing liabilities decreased 2.9%, or $24.9 million, to $825.1 million for the six months ended June 30, 2004 from $849.9 million for the same period of 2003. The cost of our average interest-bearing liabilities declined to 1.01% for the six months ended June 30, 2004 from 1.37% for the same period of 2003. This 36 basis point decline is the result of a declining interest rate environment as well as our ability to reduce the percentage of more expensive time deposits in our deposit portfolio which allowed us to decrease our overall cost of deposits.

Provision for Loan and Lease Losses

The provision for loan and lease losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan and lease losses at a level which, in management’s judgment, is appropriate based on loan and lease losses inherent in the loan and lease portfolio.

The provision for loan and lease losses for the second quarter of 2004 was $40,000 as compared to the second quarter of 2003 when we recorded a provision for loan and lease losses of $240,000. In the second quarter of 2004, we experienced net loan and lease recoveries of $319,000 as compared to net loan and lease charge-offs of $332,000 for the second quarter of 2003. This improvement in net loan and lease charge-offs was partially offset by an increase in non-performing loans and leases as a percentage of total loans and leases held for investment to 0.35% at June 30, 2004 from 0.31% at December 31, 2003 and 0.16% at June 30, 2003. Notwithstanding this slight increase in non-performing loans to total loans and leases, we experienced an improvement in the level of performing but internally adversely classified loans and leases.

The provision for loan and lease losses for the six months ended June 30, 2004 was $560,000 as compared to the same period of 2003 when we recorded a credit to the allowance for loan and lease losses of $70,000. For the six months ended June 30, 2004, we experienced net loan and lease charge-offs of $739,000 as compared to net loan and lease recoveries of $721,000 for the same period of 2003.

There were no other changes in loan and lease concentrations or terms during the periods indicated which significantly affected the provision or allowance for loan and lease losses.

Non-Interest Income

The following table summarizes non-interest income by category for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service charges and fees on deposit accounts	$1,614	$1,791	$3,179	$3,439
Referral and other loan-related fees	703	408	1,324	788
Loan servicing income	78	92	171	203
Gain on sale of loans, net	106	262	176	445
Commissions on sales of investment products	154	162	372	344
(Loss) gain on sale of investment securities, net	(3,542)	220	(3,336)	307
Increase in cash surrender value of life insurance	308	322	627	637
Other income	706	274	1,665	544

Total non-interest income	$127	$3,531	$4,178	$6,707

Second quarter analysis. Total non-interest income decreased to $127,000 for the second quarter of 2004, compared to $3.5 million for the same period of 2003. During the second quarter of 2004, we recorded a $3.8 million loss from restructuring Bank of Orange County’s investment securities portfolio in preparation for the merger of the banks and in contemplation of aligning their interest rate risk and liquidity profiles. Excluding the loss from restructuring BOC’s investment portfolio, non-interest income increased to $3.9 million, an increase of 11.2%, or $396,000, from the second quarter of 2003. Service charges on deposit accounts decreased by 9.9%, or $177,000, to $1.6 million for the second quarter 2004 as compared to $1.8 million for the same period of 2003 due to the sale of five branches in the fourth quarter of 2003. Referral and other loan-related fees increased by 72.3%, or $295,000, as this product line was more fully implemented in the second half of 2003. Loan servicing income and gain on sale of loans declined between periods as we focused on retaining one to four single family loans for our portfolio as compared to selling loans in prior periods. Other income increased 157.7%, or $432,000, to $706,000 from the same period in 2003 primarily due to the full recovery of an operational charge-off that was recorded in the fourth quarter of 2003.

Six month analysis. Total non-interest income decreased to $4.2 million for the six months ended June 30, 2004, compared to $6.7 million for the same period of 2003 primarily due to the restructuring of Bank of Orange County’s investment securities portfolio. Excluding the loss from restructuring BOC’s investment portfolio, non-interest income would have increased to $8.0 million, an increase of 19.0%, or $1.3 million, from the same period of 2003. Service charges on deposit accounts decreased by 7.6%, or $266,000, to $3.2 million for the six months ended June 30, 2004 as compared to $3.4 million for the same period of 2003 due to the sale of five branches in the fourth quarter of 2003. Referral and other loan-related fees increased by 68.0%, or $536,000, as this product line was more fully implemented in the second half of 2003. Loan servicing income and gain on sale of loans declined between periods as we focused on retaining one to four single family loans for our portfolio as compared to selling loans in prior periods. Other income increased 206.1%, or $1.1 million, to $1.7 million from the same period in 2003 primarily due to the full recovery of an operational charge-off that was recorded in the fourth quarter of 2003 and a one-time gain from life insurance proceeds that occurred in the first quarter of 2004.

Non-Interest Expense

The following table summarizes non-interest expense by category for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Salaries and employee benefits	$6,236	$5,426	$12,664	$11,358
Occupancy and equipment	1,735	1,761	3,422	3,584
Data and item processing	1,199	1,215	2,394	2,415
Amortization of core deposit intangible and favorable lease rights	487	532	974	1,064
Communication and postage	407	480	845	946
Professional fees	644	600	1,191	1,208
Administration	450	444	936	1,036
Loan-related costs	170	302	167	575
Advertising and business development	224	203	490	404
Stationery and supplies	204	204	422	423
Merger expenses	2,142	—	2,142	—
Other	306	463	1,166	1,077

Total non-interest expense	$14,204	$11,630	$26,813	$24,090

Second quarter analysis. Non-interest expense totaled $14.2 million for the second quarter of 2004, compared to $11.6 million for the same period of 2003. The increase of $2.6 million in the second quarter of 2004 is due primarily to merger related expenses of $2.1 million associated with the acquisition by Placer Sierra Bancshares of Southland Capital Co. and its subsidiary Bank of Orange County. Excluding merger costs, non-interest expense was $12.1 million, an increase of 3.7%, or $432,000, from the second quarter of 2003.

Salaries and employee benefits expense increased by 14.9%, or $810,000, to $6.2 million for the quarter ended June 30, 2004 as compared to $5.4 million for the same period of 2003 due to an increase in personnel associated with the Company’s revenue growth goals and an increase in the cost of employee benefits and insurance. Loan-related costs were significantly lower in the second quarter of 2004 than in the second quarter of 2003 due to a reduction of our allowance for losses related to undisbursed loans and leases. This reduction resulted from a review and corresponding adjustment in the estimated level of risk associated with unfunded commitments.

Other non-interest expense declined by 33.9%, or $157,000, in the three months ended June 30, 2004, as compared to the same period of 2003. In the first quarter of 2004, a $450,000 contingency reserve was recorded in connection with estimated environmental remediation costs associated with an unimproved piece of property acquired in the 1999 purchase of Placer Sierra Bank. In the second quarter of 2004, $205,000 of this reserve was reversed due to revised remediation cost estimates.

Six month analysis. Non-interest expense totaled $26.8 million for the six months ended June 30, 2004, compared to $24.1 million for the same period of 2003. The increase of $2.7 million in 2004 is due primarily to merger related expenses of $2.1 million associated with the acquisition by Placer Sierra Bancshares of Southland Capital Co. and its subsidiary Bank of Orange County. Excluding merger costs, non-interest expense was increased to $24.7 million, an increase of 2.4%, or $581,000, from the same period of 2003.

Salaries and employee benefits expense increased by 11.5%, or $1.3 million, to $12.7 million for the six months ended June 30, 2004 as compared to $11.4 million for the same period of 2003 due to an increase in personnel associated with the Company’s revenue growth goals and an increase in the cost of employee benefits and insurance. Loan-related costs were significantly lower in the six months ended June 30, 2004 than the same period of 2003 due to a reduction of our allowance for losses related to undisbursed loans and leases.

Other non-interest expense increased by 8.3%, or $89,000, in the six months ended June 30, 2004, as compared to the same period of 2003. In the first quarter of 2004, a $450,000 contingency reserve was recorded in connection with estimated environmental remediation costs associated with an unimproved piece of property acquired in the 1999 purchase of Placer Sierra Bank. In the second quarter of 2004, $205,000 of this reserve was reversed due to revised remediation cost estimates.

Provision for Income Taxes

Our statutory income tax rate is approximately 42.1%, representing a blend of the statutory Federal income tax rate of 34.0% and the California income tax rate of 10.8%. Due to the nontaxable nature of income from municipal securities and bank owned life insurance, our actual effective income tax rate was 38.9% for the three months ended June 30, 2004 and 2003, and 34.7% and 38.7% for the six months ended June 30, 2004 and 2003, respectively.

Financial Condition

Our total assets at June 30, 2004 were $1.437 billion compared to $1.397 billion at December 31, 2003. Our earning assets at June 30, 2004 totaled $1.244 billion compared to $1.212 billion at December 31, 2003. Total deposits at June 30, 2004 and December 31, 2003 were $1.200 billion and $1.137 billion, respectively.

Loans and Leases

The following table presents the balance of each major category of our loans and leases at the end of each of the periods indicated (dollars in thousands):

	June 30, 2004		December 31, 2003
	Amount	% of Loans	Amount	% of Loans
Loans and leases held for investment:
Real estate - mortgage	$725,974	72.2%	$665,738	69.8%
Real estate - construction	125,943	12.5%	116,052	12.2%
Commercial	118,388	11.8%	132,979	13.9%
Consumer	10,363	1.0%	11,086	1.2%
Leases receivable and other	24,480	2.5%	27,571	2.9%

Total gross loans and leases held for investment	1,005,148	100.0%	953,426	100.0%

Less: allowance for loan and lease losses	(13,164)		(13,343)
Deferred loan and lease fees, net	(1,146)		(628)

Total net loans and leases held for investment	$990,838		$939,455

Loans held for sale, at lower of cost or market	$181		$67

Net loans and leases held for investment increased by $51.4 million to $990.8 million at June 30, 2004 from $939.5 million at year-end 2003. The increase resulted primarily from a $60.2 million and $9.9 million increase in mortgages and construction loans, respectively, off-set by a decrease in commercial loans of $14.6 million. Our lending portfolio grew between December 31, 2003 and June 30, 2004 due to a period of low interest rates where demand for credit was greater in long-term fixed rate products including single family and commercial real estate mortgage loans.

Our loan portfolio is heavily real estate weighted. Management believes that undue risk does not reside within this concentration as our credit policies and procedures provides for managing risk within this concentration. The category of real estate-mortgage at June 30, 2004 was comprised of 72.1% of commercial real estate mortgages and 27.9% of loans secured by 1-4 family mortgages.

Our commercial real estate mortgages have a number of lower risk underwriting criteria such as: high concentration of owner occupied loans; a weighted average portfolio loan to value at origination of less than 70%; and underwriting criteria that includes requirements of cash flow coverage ratios of greater than 120%. Cash flow coverage ratios on variable rate loans are also tested with an upward shock of 200 bp to its variable rate profile. Approximately 50% of our commercial real estate mortgages are variable rate.

The credit characteristic of our 1-4 single family loan portfolio is representative of our relationship-based approach to lending in this category. Our 1-4 single family portfolio is almost evenly split as between 1-4 single family first trust deeds and home equity lines of credit. Our portfolio of 1-4 single family mortgage first trust deed loans and home equity lines of credit have a weighted average loan to value at origination of less than 70%. Our first trust deed loans are generally fixed rate, and our home equity lines of credit are all variable rate that adjust with prime.

Our construction loan portfolio is also principally relationship-based, with the portfolio principally consisting of owner-builders. Developer loans generally require the borrower to own the underlying land, with construction financing generally established as funding a specific number of units ahead of sales.

Non-Performing Assets

Generally, loans and leases are placed on non-accrual status when they become 90 days or more past due or at such earlier time as management determines timely recognition of interest to be in doubt. Accrual of interest is discontinued on a loan or lease when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful. The following table summarizes the loans and leases for which the accrual of interest has been discontinued and loans and leases more than 90 days past due and still accruing interest, including those loans and leases that have been restructured, and other real estate owned, which we refer to as OREO (dollars in thousands):

	June 30, 2004	December 31, 2003
Non-accrual loans and leases, not restructured	$3,551	$2,981
Accruing loans and leases past due 90 days or more	—	—
Restructured loans and leases	—	—

Total non-performing loans (NPLs)	3,551	2,981
OREO	805	805

Total non-performing assets (NPAs)	$4,356	$3,786

Selected ratios:
NPLs to total loans and leases held for investment	0.35%	0.31%
NPAs to total assets	0.30%	0.27%

Notwithstanding this slight increase in non-performing loans to total loans and leases, we experienced an improvement in the level of performing but internally adversely classified loans and leases.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level which, in management’s judgment, is based on loan and lease losses inherent in the loan and lease portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan and lease portfolio, historical loss experience, and other significant factors affecting loan and lease portfolio collectibility. These other significant factors include the level and trends in delinquent, non-accrual and adversely classified loans and leases, trends in volume and terms of loans and leases, levels and trends in credit concentrations, effects of changes in underwriting standards, policies, procedures and practices, national and local economic trends and conditions, changes in capabilities and experience of lending management and staff and other external factors including industry conditions, competition and regulatory requirements.

Our methodology for evaluating the adequacy of the allowance for loan and lease losses has two basic elements: first the identification of impaired loans and leases and the measurement of impairment for each individual loan identified; and second, a method for estimating an allowance for all other loans and leases.

A loan or lease is considered impaired when it is probable that we will be unable to collect all contractual principal and interest payments due in accordance with terms of the loan or lease agreement. Losses on individually identified impaired loans or leases that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan or lease. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs.

In estimating the general allowance for loan and lease losses, we group the balance of the loan and lease portfolio into segments that have common characteristics, such as loan or lease type, collateral type or risk rating. Loans typically segregated by risk rating are those that have been assigned risk ratings using regulatory definitions of “special mention,” “substandard,” and “doubtful”. Loans graded “loss” are generally charged off immediately.

For each general allowance portfolio segment, we apply loss factors to calculate the required allowance. These loss factors are based upon three years of historical loss rates, adjusted for qualitative factors affecting loan and lease portfolio collectibility as described above. Qualitative adjustment factors are expressed in basis points and adjust historical loss factors downward up to 40 basis points and upward up to 75 basis points.

The specific allowance for impaired loans and leases and the general allowance are combined to determine the required allowance for loan and lease losses. The amount calculated is compared to the actual allowance for loan and lease losses at each quarter end and any shortfall is covered by an additional provision for loan and lease losses. As a practical matter, our allowance methodology may show that an unallocated allowance exists at quarter end. Any such amounts exceeding a minor percentage of the allowance will be removed from the allowance for loan and lease losses by a reduction of the allowance for loan and lease losses as of quarter end.

The following table presents the changes in our allowance for loan and lease losses for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Allowance for loan and lease losses:
Balance at beginning of period	$12,805	$13,193	$13,343	$12,450
Charge-offs:
Real estate - mortgage	—	—	—	—
Real estate - construction	—	—	—	—
Commercial	—	110	1,392	110
Consumer	17	21	27	48
Leases receivable and other	—	497	—	497

Total	17	628	1,419	655

Recoveries:
Real estate - mortgage	53	34	91	122
Real estate - construction	—	—	—	—
Commercial	7	253	297	1,230
Consumer	72	9	76	24
Leases receivable and other	204	—	216	—

Total	336	296	680	1,376

Net loans and leases (recovered) charged-off	(319)	332	739	(721)
Provision for (credit to) the allowance for loan and lease losses	40	240	560	(70)

Ending balance	$13,164	$13,101	$13,164	$13,101

Loans and leases held for investment	$1,004,002	$863,472	$1,004,002	$863,472
Average loans and leases held for investment	987,622	854,609	975,401	859,574
Non-performing loans and leases	3,551	1,403	3,551	1,403
Selected ratios:
Net (recoveries) charge-offs to average loans and leases held for investment (1)	(0.13)%	0.16%	0.15%	(0.17)%
Provision for (credit to) the allowance for loan and lease losses to average loans and leases held for investment (1)	0.02%	0.11%	0.12%	(0.02)%
Allowance for loan and lease losses to loans and leases held for investment at end of period	1.31%	1.52%	1.31%	1.52%
Allowance for loan and lease losses to non-performing loans and leases at end of period	370.71%	933.78%	370.71%	933.78%

(1)	Annualized.

During the three months ended June 30, 2004, the allowance for loan and lease losses increased $359,000, or 2.8%, principally as a result of recoveries during the period of loans previously charged off totaling $336,000. Net recoveries (recoveries net of charge-offs) for the three months ended June 30, 2004 totaled $319,000. Management is not aware of any additional significant loss potential that has not already been included in the estimation of the allowance for loan and lease losses. Management believes that the allowance for loan and lease losses of $13.2 million at June 30, 2004 is adequate based on the Company’s evaluation of the loan and lease portfolio and adherence to established credit policies. However, no assurance can be given that the current balance of the allowance for loan and lease losses will be adequate in the future.

Investments

The carrying value of our investment securities available for sale at June 30, 2004 totaled $126.1 million, a decline of $19.3 million, or 13.3%, from March 31, 2004. The decline principally related to the sale during June of approximately $72.0 million of investment securities held by Bank of Orange County associated with the planned merger of Bank of Orange County with and into Placer Sierra Bank for the purpose of aligning the liquidity and interest rate risk profiles of the combined banks. This sale was partially offset by the purchase of investment securities by Placer Sierra Bank during May and June of 2004 utilizing proceeds from the sale of securities sold at the close of the first quarter of 2004. Security sales during the six months ended June 30, 2004 were executed for the purpose of shortening the duration of the investment portfolio in preparation for a rising interest rate environment and to support anticipated loan growth for the balance of 2004. Our portfolio of investment securities consists primarily of U.S. Government agency securities and obligations of states and political subdivisions.

We manage our investment portfolio principally to provide liquidity and balance our overall interest rate risk. To a lesser extent, we manage our investment portfolio to provide earnings with a view to minimizing credit risk.

The carrying value of our portfolio of investment securities at June 30, 2004 and December 31, 2003 was as follows:

	Estimated Market Value
	June 30, 2004	December 31, 2003
U.S. Treasury securities	$6,982	$1,998
U.S. Government agencies	102,046	199,615
Obligations of states and political subdivisions	13,748	12,278
Other securities	3,321	5,411

Total available-for-sale	$126,097	$219,302

Deposits

The following table presents the balance of each major category of deposits at the dates indicated (dollars in thousands):

	At June 30, 2004		At December 31, 2003
	Amount	% of Deposits	Amount	% of Deposits
Non-interest-bearing deposits	$404,747	33.7%	$378,611	33.3%
Interest-bearing deposits:
Interest-bearing demand	185,099	15.5%	192,426	16.9%
Money market	223,563	18.6%	212,632	18.7%
Savings	133,038	11.1%	129,545	11.4%
Time, under $100,000	155,126	12.9%	140,796	12.4%
Time, $100,000 or more	98,530	8.2%	83,150	7.3%

Total-interest bearing deposits	795,356	66.3%	758,549	66.7%

Total deposits	$1,200,103	100.0%	$1,137,160	100.0%

Non-interest-bearing deposits increased 6.9%, or $26.1 million, to $404.7 million and total deposits increased 5.5%, or $62.9 million, to $1.200 billion as of June 30, 2004 from year-end 2003. The increase in deposits is partially attributable to a CD campaign during the first quarter of 2004 initiated by management.

Short-Term Borrowings

The Company enters into sales of securities under agreements to repurchase which generally have a duration of one day. Short-term borrowings decreased by $26.8 million from $41.2 million as of December 31, 2003 to $14.4 million as of June 30, 2004. This decrease was offset by an increase in time deposits of $29.7 million in the six months ended June 30, 2004.

Capital Resources

Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain a ratio of “core” or “Tier 1” capital (consisting principally of common equity and, for bank holding companies, a specified percentage of trust preferred securities) to risk-weighted assets of at least 4%, a ratio of Tier 1 capital to adjusted total assets (leverage ratio) of at least 4% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan and lease losses and preferred stock) to risk-weighted assets of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for some types of loans, and adding the products together.

The regulatory capital guidelines as well as the actual capital ratios for Placer Sierra Bank, Bank of Orange County, and the Company as of June 30, 2004 are as follows:

Leverage Ratio
Placer Sierra Bancshares and Subsidiaries	9.6%
Minimum regulatory requirement	4.0%

Placer Sierra Bank	8.9%
Minimum requirement for “Well-Capitalized” institution	5.0%
Minimum regulatory requirement	4.0%

Bank of Orange County	9.4%
Minimum requirement for “Well-Capitalized” institution	5.0%
Minimum regulatory requirement	4.0%

Tier 1 Risk-Based Capital Ratio
Placer Sierra Bancshares and Subsidiaries	12.3%
Minimum regulatory requirement	4.0%

Placer Sierra Bank	11.4%
Minimum requirement for “Well-Capitalized” institution	6.0%
Minimum regulatory requirement	4.0%

Bank of Orange County	11.4%
Minimum requirement for “Well-Capitalized” institution	6.0%
Minimum regulatory requirement	4.0%

Total Risk-Based Capital Ratio
Placer Sierra Bancshares and Subsidiaries	13.6%
Minimum regulatory requirement	8.0%

Placer Sierra Bank	12.6%
Minimum requirement for “Well-Capitalized” institution	10.0%
Minimum regulatory requirement	8.0%

Bank of Orange County	12.6%
Minimum requirement for “Well-Capitalized” institution	10.0%
Minimum regulatory requirement	8.0%

Asset/Liability Management, Liquidity and Interest Rate Sensitivity

On a stand-alone basis, the Company’s sources of liquidity include dividends from the Bank and outside borrowings. The amount of dividends that the Bank can pay to the Company is restricted by regulatory guidelines.

The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and interest-bearing liabilities at the Bank. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who may need assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

Historically, the overall liquidity source of the Banks is their core deposit base. The Banks have not relied on large denomination time deposits. To meet short term liquidity needs, the Company has maintained at the Banks what it believes are adequate balances in cash, federal funds sold, and investment securities available for sale. On a consolidated basis, liquid assets (cash, Federal funds sold, interest bearing deposits in other financial institutions and unpledged investment securities available-for-sale) as a percent of total deposits were 21.9% and 20.5% as of June 30, 2004 and December 31, 2003.

Market risk sensitive instruments are generally defined as derivatives and other financial instruments. At June 30, 2004 and December 31, 2003, we had not used any derivatives to alter our interest rate risk profile. The Company’s financial instruments include loans receivable, Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank stock, investment securities, deposits, short term borrowings, and junior subordinated deferrable interest debentures. At June 30, 2004, our interest sensitive assets totaled approximately $1.244 billion while interest bearing liabilities totaled approximately $847.9 million. At December 31, 2003, we had approximately $1.212 billion in interest-sensitive assets and approximately $837.9 million in interest-sensitive liabilities.

The yield on interest sensitive assets and the cost of interest bearing liabilities for the six months ended June 30, 2004 was 5.79% and 1.01%, respectively, compared to 5.79% and 1.37%, respectively, for the six months ended June 30, 2003. The decrease in the yield on interest sensitive assets along with the decrease in the cost of interest bearing liabilities during 2003 and the first six months of 2004 is primarily a result of the declining interest rate environment coupled with a shift in the composition of interest bearing deposits from higher-cost certificates of deposit to lower-cost products, such as money market accounts. In addition, certificate of deposits continued to mature and re-price in the current lower interest rate environment.

Our interest sensitive assets and interest sensitive liabilities were reported to have estimated fair values of $1.242 billion and $797.8 million, respectively, at June 30, 2004. At December 31, 2003, those amounts were $1.210 billion and $803.3 million, respectively.

We evaluated the results of our net interest income simulation and market value of equity model prepared as of June 30, 2004 for interest rate risk management purposes. Overall, the model results indicate that the Company’s interest rate risk sensitivity is within limits set by the Company’s Board of Directors and the Company’s balance sheet is slightly asset sensitive. An asset sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase and during a falling interest rate environment, our net interest margin would decrease.

Net Interest Income Simulation

We used a simulation model to measure the changes in net interest income that would result from immediate and sustained changes in interest rates as of June 30, 2004. This model is an interest rate risk management tool and the results are not necessarily an indication of the Company’s future net interest income. These results are based on a given set of rate changes and assumptions. Changes that vary significantly from our assumptions may have significant effects on our net interest income.

The following table presents forecasted net interest income and net interest margin using a base market rate and the estimated change to the base scenario given an immediate and sustained upward and downward movement in interest rates of 100 basis points and 200 basis points (dollars in thousands).

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base	Net Interest Margin Percent	Net Interest Margin Change (in basis points)
Up 200 basis points	$60,680	6.00%	4.89%	28
Up 100 basis points	$58,747	2.62%	4.73%	12
BASE CASE	$57,247	—	4.61%	—
Down 100 basis points	$55,157	(3.65)%	4.44%	(17)
Down 200 basis points	$53,265	(6.96)%	4.29%	(32)

Our simulation results as of June 30, 2004 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates of 200 basis points would result in a 6.00% increase in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates of 100 or 200 basis points would result in a 3.65% or 6.96% decrease in net interest income over the next 12 months. We discount the simulated results of a down 200 basis rate shock as not realistic given we are in a rising interest rate environment with current historically low interest rates. The simulation results indicate that a 100 basis point upward shift in interest rates would result in a 12 basis point increase in our net interest margin, assuming all other variables remained unchanged. Conversely, a 100 basis point decline in interest rates would cause a 17 basis point decrease in our net interest margin.

Gap Analysis

As part of the interest rate management process we use a gap analysis. A gap analysis provides information about the volume and re-pricing characteristics and relationship between the amounts of interest sensitive assets and interest bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest bearing liabilities re-pricing over different time intervals. The main focus of this interest rate management tool is the gap sensitivity identified as the cumulative one year gap.

	At June 30, 2004 Amounts Maturing or Re-pricing in
	3 months or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non-Sensitive	Total
ASSETS
Cash and due from banks	$—	$—	$—	$—	$66,319	$66,319
Federal funds sold	103,935	—	—	—	—	103,935
Investment securities	19,793	122	24,522	90,954	—	135,391
Loans, net of deferred fees and costs	291,064	145,058	324,004	244,057	—	1,004,183
Other assets	—	—	—	—	126,885	126,885

Total assets	$414,792	$145,180	$348,526	$335,011	$193,204	$1,436,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest-bearing deposits	$—	$—	$—	$—	$404,747	$404,747
Savings, money market, NOW accounts	541,700	—	—	—	—	541,700
Time deposits	81,172	133,267	39,202	15	—	253,656
Short term debt	14,422	—	—	—	—	14,422
Long term debt	38,146	—	—	—	—	38,146
Other liabilities	—	—	—	—	14,268	14,268
Shareholders’ equity	—	—	—	—	169,774	169,774

Total liabilities and shareholders’ equity	$675,440	$133,267	$39,202	$15	$588,789	$1,436,713

Period gap	$(260,648)	$11,913	$309,324	$334,996	$(395,585)
Cumulative interest rate-sensitive assets	$414,792	$559,972	$908,498	$1,243,509
Cumulative interest rate-sensitive liabilities	$675,440	$808,707	$847,909	$847,924
Cumulative gap	$(260,648)	$(248,735)	$60,589	$395,585
Cumulative gap as a percent of:
Total assets	(18.1)%	(17.3)%	4.2%	27.5%
Interest earning assets	(21.0)%	(20.0)%	4.9%	31.8%

The preceding table indicates that as of June 30, 2004, we had a negative one year cumulative gap of $248.7 million, or 17.3% of total assets. This one year gap of a negative $248.7 million means more liabilities than assets would re-price if there were a change in interest rates over the next year. This gap position suggests that if interest rates were to increase, our net interest margin would most likely decrease. However, because there are more rate sensitive assets than liabilities and deposit liabilities tend to re-price more slowly and because asset and liability rates do not adjust on a one-to-one relationship, more sophisticated modeling indicates that our net interest margin will increase if interest rates were to rise.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Please see the section above titled “Asset/Liability Management and Interest Rate Sensitivity” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption “Quantitative and Qualitative Disclosure About Market Risk” in our Registration Statement on Form S-1 dated August 10, 2004. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 of this report regarding such forward-looking information.

ITEM 4.	Controls and Procedures

As of September 14, 2004, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

In the ordinary course of our business, we are party to various other legal actions, which we believe are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these legal actions to which we are currently a party cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s opinion based on a variety of factors, including the uncertainties involved in the proof of legal and factual matters in legal proceedings.

The discussion at footnote 4 to the unaudited consolidated financial statements appearing in Part I of this report regarding developments in the Reed Slatkin Investment Club litigation are hereby incorporated by reference into this Item.

ITEM 2.	Changes in Securities

(c) Previously reported in the registration statement on Form S-1, Registration file number 333-112778, at Item 15.

(d) On August 10, 2004, the registration Statement on Form S-1, Registration file number 333-112778, relating to the initial public offering of 5,730,000 shares of common stock, was declared effective. The offering commenced on August 11, 2004. The offering with respect to those 5,730,000 shares was terminated on August 16, 2004. The underwriters exercised a portion of their over-allotment option on September 8, 2004 and purchased 68,194 shares of common stock from us and 713,306 shares of common stock from a selling shareholder on September 13, 2004. The underwriters over-allotment option was terminated as of September 13, 2004. The underwriters were Friedman Billings Ramsey; Keefe, Bruyette & Woods; and RBC Capital Markets.

A total of 6,589,500 shares of common stock were registered, including 859,500 shares reserved for issuance in the event of exercise of the underwriters’ over-allotment option. The aggregate price of the registered shares at the $20.00 offering price was $131,790,000. A total of 6,511,500 shares of common stock were sold, at an aggregate offering price of $130,230,000. The expenses incurred by Place Sierra Bancshares for underwriters’ commissions were $795,000, and other expenses of the offering are estimated at $3,100,000. The net offering proceeds to Placer Sierra Bancshares after deducting the foregoing expenses are $7,534,000. The proceeds of the offering were not available during the second quarter of 2004.

On September 7, 2004, Placer Sierra Banchshares entered into an Agreement and Plan of Merger with First Financial Bancorp pursuant to which Placer Sierra Bancshares would acquire First Financial Bancorp, and First Financial Bancorp’s subsidiary, Bank of Lodi, N.A., would be merged into the sole subsidiary of Placer Sierra Bancshares, Placer Sierra Bank. Placer Sierra Bancshares will use $50.0 million of its existing capital, including the proceeds of the offering, to pay merger consideration.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

During the second quarter of 2004, Placer Sierra Bancshares submitted to a written consent vote by its security holders on two matters, each of which related to the acquisition of Southland Capital Co. On June 17, 2004, Placer Sierra Bancshares asked that its majority shareholder approve amendments to the articles and bylaws of Placer Sierra Bancshares. On June 17, 2004, Placer Sierra Bancshares asked that its majority shareholder approve amendments to the 2002 Stock Option Plan. In each case, approval was obtained, with the majority shareholder casting its 7,927,664 shares in favor of each such item.

ITEM 5.	Other Information

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit Number	Description

31.1*	Certification of Ronald W. Bachli, Esq., Chairman of the Board and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David E. Hooston, Executive Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Ronald W. Bachli, Esq., Chairman of the Board and Chief Executive Officer of the Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of David E. Hooston, Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Risk Factors

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLACER SIERRA BANCSHARES

Date: September 22, 2004	/s/ DAVID E. HOOSTON
David E. Hooston Chief Financial Officer