Form 10-Q
period 2004-09-30
PLACER SIERRA BANCSHARES
filed 2004-11-04
CIK 1279410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 1, 2004 there were 14,736,760 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	Unaudited Consolidated Financial Statements

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEET

September 30, 2004 and December 31, 2003

(Dollars in thousands)

	September 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$68,711	$55,776
Federal funds sold	171,243	32,729
Investment securities available-for-sale	72,006	219,302
Federal Reserve Bank and Federal Home Loan Bank stock	9,343	7,286
Loans held for sale	—	67
Loans and leases held for investment, net of allowance for loan and lease losses of $12,762 at September 30, 2004 and $13,343 at December 31, 2003	1,038,237	939,455
Premises and equipment, net	18,782	20,055
Cash surrender value of life insurance	27,686	26,834
Other real estate	657	805
Goodwill	72,731	72,639
Other intangible assets	7,299	8,760
Accrued interest receivable and other assets	11,568	13,238

Total assets	$1,498,263	$1,396,946

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$424,465	$378,611
Interest bearing	824,489	758,549

Total deposits	1,248,954	1,137,160
Short-term borrowings	13,248	41,221
Accrued interest payable and other liabilities	12,809	15,525
Junior subordinated deferrable interest debentures	38,146	38,146

Total liabilities	1,313,157	1,232,052
Commitments and contingencies
Shareholders’ equity:
Preferred stock, shares authorized: 25,000,000; issued and outstanding: none at September 30, 2004 and December 31, 2003	—	—
Common stock, no par value, shares authorized: 100,000,000; issued and outstanding: 14,667,142 at September 30, 2004 and 13,683,493 at December 31, 2003	154,822	142,777
Retained earnings	29,587	21,049
Accumulated other comprehensive income	697	1,068

Total shareholders’ equity	185,106	164,894

Total liabilities and shareholders’ equity	$1,498,263	$1,396,946

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF INCOME

For the Three Months and Nine Months Ended September 30, 2004 and 2003

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans and leases held for investment	$15,780	$14,332	$45,779	$43,429
Interest on loans held for sale	6	23	9	192
Interest on deposits with other banks	1	—	1	—
Interest and dividends on investment securities:
Taxable	1,496	2,141	5,498	6,055
Tax-exempt	130	136	394	408
Interest on federal funds sold	388	308	586	951

Total interest income	17,801	16,940	52,267	51,035

Interest expense:
Interest on deposits	1,930	1,886	5,069	6,749
Interest on short-term borrowings	25	24	142	70
Interest on junior subordinated deferrable interest debentures	490	441	1,382	1,320

Total interest expense	2,445	2,351	6,593	8,139

Net interest income	15,356	14,589	45,674	42,896
Provision for (credit to) the allowance for loan and lease losses	—	(146)	560	(216)

Net interest income after provision for (credit to) the allowance for loan and lease losses	15,356	14,735	45,114	43,112

Non-interest income:
Service charges and fees on deposit accounts	1,531	1,776	4,710	5,215
Referral and other loan-related fees	808	653	2,132	1,441
Loan servicing income	71	98	242	301
Gain on sale of loans, net	3	118	179	563
Revenues from sales of investment products	125	154	497	498
Gain (loss) on sale of investment securities available-for-sale, net	1	433	(3,335)	740
Increase in cash surrender value of life insurance	291	311	918	948
Other	334	542	1,999	1,086

Total non-interest income	3,164	4,085	7,342	10,792

Non-interest expense:
Salaries and employee benefits	6,125	5,651	18,789	17,009
Occupancy and equipment	1,747	1,874	5,169	5,458
Merger	177	—	2,319	—
Other	4,199	4,430	12,784	13,578

Total non-interest expense	12,248	11,955	39,061	36,045

Income before income taxes	6,272	6,865	13,395	17,859
Provision for income taxes	2,385	2,676	4,857	6,935

Net income	$3,887	$4,189	$8,538	$10,924

Earnings per share:
Basic	$0.27	$0.31	$0.61	$0.81
Diluted	$0.27	$0.31	$0.60	$0.81

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN

SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2004 and 2003

(Dollars in thousands)

	2004
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2003	13,683,493	$142,777	$21,049	$1,068	$164,894
Comprehensive income:
Net income			8,538		8,538
Net change in unrealized gain on investment securities available-for-sale, net of tax				(371)	(371)

Total comprehensive income					8,167

Stock options exercised, including tax benefit	417,201	4,685			4,685
Initial public offering, net of issuance costs	568,194	7,262			7,262
Stock issued in connection with acquisition of minority interest		92			92
Repurchase of shares of dissenting minority shareholder	(1,746)	(32)			(32)
Stock-based compensation		38			38

Balance, September 30, 2004	14,667,142	$154,822	$29,587	$697	$185,106

	2003
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2002	13,407,401	$140,698	$5,909	$2,083	$148,690
Comprehensive income:
Net income			10,924		10,924
Net change in unrealized gain on investment securities available-for-sale, net of tax				(277)	(277)

Total comprehensive income					10,647

Stock options exercised	78,343	701			701
Tax liability on redemption of investment in affiliate		(383)			(383)
Sale of common stock	94,444	850			850

Balance, September 30, 2003	13,580,188	$141,866	$16,833	$1,806	$160,505

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2004 and 2003

(Dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$8,538	$10,924
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (credit to) the allowance for loan and lease losses	560	(216)
Amortization of investment security premiums/discounts, net	52	375
Amortization of other intangible assets	1,461	1,596
Decrease (increase) in deferred loan fees, net	1,537	(34)
Depreciation and amortization	2,226	2,276
Dividends received on FHLB and FRB stock	(92)	(185)
Stock-based compensation	38	—
Loss (gain) on sale of investment securities available-for-sale, net	3,335	(740)
Gain on sale of loans held for sale, net	(179)	(563)
Fundings of loans held for sale	(4,607)	(27,656)
Proceeds from sale of loans held for sale	4,853	39,165
Loss on disposal of premises and equipment	17	8
Gain from life insurance proceeds	(397)	—
Gain on sale of other real estate	—	(1)
Write down of other real estate	148	263
Deferred income taxes	(594)	1,121
Increase in cash surrender value of life insurance	(918)	(948)
Net decrease in accrued interest receivable and other assets	1,670	2,169
Net decrease in accrued interest payable and other liabilities	(1,842)	(4,293)

Net cash provided by operating activities	15,806	23,261

Cash flows from investing activities:
Net decrease in interest-bearing deposits with other banks	—	100
Purchases of investment securities available-for-sale	(122,852)	(155,979)
Proceeds from the sale of investment securities available-for-sale	145,805	110,249
Proceeds from calls and maturities of investment securities available-for-sale	120,195	28,501
Proceeds from principal repayments of investment securities available-for-sale	121	395
(Purchase) redemption of FHLB stock	(1,965)	272
Deposit on single premium cash surrender value life insurance	(306)	(305)
Proceeds from cash surrender value life insurance	758	—
Net increase in loans held for investment	(101,682)	(27,848)
Proceeds from recoveries of charged-off loans	803	1,682
Purchases of premises and equipment	(980)	(933)
Proceeds from sale of premises and equipment	10	1,921
Proceeds from sale of other real estate	—	447

Net cash provided by (used in) investing activities	39,907	(41,498)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	68,092	70,316
Net increase (decrease) in time deposits	43,702	(41,984)
Net decrease in short-term borrowings	(27,973)	(112)
Exercise of stock options	4,685	701
Initial public offering proceeds, net	7,262	—
Repurchase of shares of dissenting minority shareholder	(32)	—
Sale of common stock	—	850

Net cash provided by financing activities	95,736	29,771

Net increase in cash and cash equivalents	151,449	11,534
Cash and cash equivalents, beginning of period	88,505	153,617

Cash and cash equivalents, end of period	$239,954	$165,151

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months and Nine Months Ended September 30, 2004 and 2003

NOTE 1 — BASIS OF PRESENTATION

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Placer Sierra Bancshares (the Company) and the consolidated accounts of its wholly-owned subsidiary, Placer Sierra Bank (“PSB”). All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The financial statements reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

For financial reporting purposes, the Company’s investments in Placer Statutory Trust II and Southland Statutory Trust I are accounted for under the equity method and are included in other assets on the unaudited consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by the trusts are reflected on the Company’s consolidated balance sheet in accordance with provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computation is as follows (dollars in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Basic
Net income	$3,887	$4,189	$8,538	$10,924
Weighted average shares outstanding	14,213,762	13,579,318	13,900,004	13,494,613
Earnings per share - basic	$0.27	$0.31	$0.61	$0.81
Diluted
Net income	$3,887	$4,189	$8,538	$10,924
Weighted average shares outstanding	14,544,549	13,579,318	14,143,456	13,494,613
Earnings per share - diluted	$0.27	$0.31	$0.60	$0.81

For the three months and nine months ended September 30, 2004 and 2003, certain shares of common stock issuable under stock options and stock purchase agreements were not included in the computation of diluted earnings per share because the exercise and purchase prices were equal to or greater than the stock’s fair value and their effect would be antidilutive.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$3,887	$4,189	$8,538	$10,924
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—	38	—
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	—	—	(38)	—

Pro forma net income	$3,887	$4,189	$8,538	$10,924

Basic earnings per share – as reported	$0.27	$0.31	$0.61	$0.81
Diluted earnings per share – as reported	$0.27	$0.31	$0.60	$0.81
Basic earnings per share – pro forma	$0.27	$0.31	$0.61	$0.81
Diluted earnings per share – pro forma	$0.27	$0.31	$0.60	$0.81

The fair value of the options granted and stock purchase agreements entered into during the three months and nine months ended September 30, 2004 and 2003 are noted below and were based on an option-pricing model with the following assumptions and prices:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Dividend yield	1.50%	—	1.50%	—
Expected volatility	25.00%	—	25.00%	—
Risk-free interest rate	3.47%	3.11%	3.47%	3.11%
Expected option life	5 years	5 years	5 years	5 years
Weighted average fair value of options granted during the period	$4.19	$—	$4.04	$—

A summary of the activity in the Placer Sierra Bancshares 2002 Stock Option Plan is as follows:

	For the Nine Months Ended September 30,
	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	803,271	$9.00	925,564	$9.00
Options granted	64,000	$19.41	5,000	$9.00
Options exercised	(198,494)	$9.00	(74,735)	$9.00
Options canceled	(25,834)	$9.00	(32,404)	$9.00

Options outstanding, end of period	642,943	$10.04	823,425	$9.00

Options exercisable, end of period	416,712	$9.00	556,528	$9.00

A summary of the activity in the Southland Capital Co. 2002 Stock Option Plan is as follows:

	For the Nine Months Ended September 30,
	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	663,114	$7.82	657,092	$7.82
Options granted	31,260	$7.82	14,955	$7.82
Options exercised	(216,645)	$7.82	(2,608)	$7.82
Options canceled	(74,319)	$7.82	(25,647)	$7.82

Options outstanding, end of period	403,410	$7.82	643,792	$7.82

Options exercisable, end of period	326,972	$7.82	420,809	$7.82

Notwithstanding the two stock option plans, an additional 47,897 stock options were granted to past directors of CCB and a former executive officer of the bank during 2002. No additional options have been granted during 2003 or 2004. For the nine months ended September 30, 2004, 6,327 options were exercised and 4,971 options were canceled. At September 30, 2004, a total of 18,921 options were outstanding with a weighted average remaining life of 7.76 years. At September 30, 2004 and 2003, a total of 18,921 and 46,897 options were exercisable, respectively.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We have settled, in principle, a lawsuit involving the Reed Slatkin Investment Club, in which Bank of Orange County, a division of Placer Sierra Bank, was one of four named defendants. The complaint was filed on September 5, 2002 in the United States District Court, Central District of California by the trustee of the bankruptcy estate of Reed Slatkin and a group of individuals and entities, naming Bank of Orange County, Union Bank of California, Comerica Bank-California and Imperial Management Incorporated as defendants and alleging, among other things, aiding and abetting fraud, breach of fiduciary duty, fraud and negligence. The initial complaint sought damages of $250 million plus interest and punitive damages as well as compensatory damages on behalf of the subclass plaintiffs of $25 million plus punitive damages. The banks were named in the suit based on the various banks’ alleged support of and participation in Mr. Slatkin’s fraudulent activities discovered in 2001, and the banks’ alleged role as administrator for investors’ custodial accounts. Bank of Orange County was being sued as the direct successor-in-interest to Pacific Inland Bank, or PIB, which was acquired by Bank of Orange County in 1999. PIB sold its trust assets to another bank that is also a defendant in the case in October 1993. The claims against Bank of Orange County were based on alleged acts and omissions of PIB that occurred on or before the sale of the trust assets. Upon execution and delivery of definitive settlement documents and approval of the settlement by the court, we expect the action to be dismissed. Pursuant to the settlement, we will contribute $200,000. This amount is included in accrued interest payable and other liabilities as of September 30, 2004.

We may, from time to time, be involved in other legal proceedings in the ordinary course of business. We do not believe that any of the other pending legal proceedings in which we are currently involved are reasonably likely, either individually or taken as a whole, to materially harm our business, financial condition, results of operations or cash flows.

Environmental Compliance

In the process of selling a property owned by a subsidiary of PSB, we learned that a small parcel of the property was used as a gasoline station in the early 1970s. We retained an environmental consulting company to conduct both Phase I and Phase II environmental studies, the results of which have been reviewed and accepted by the California Regional Water Quality Control Board (“Control Board”). We believe it is likely that the Control Board will require soil abatement. The cost of soil abatement was originally estimated to be between $450,000 and $570,000, and we recorded a reserve in the first quarter of 2004 of $450,000. In the second quarter of 2004, $205,000 of this reserve was reversed due to revised remediation cost estimates. Pursuant to legal investigation of potentially responsible former gas station operators, PSB made demand upon ConocoPhillips and ChevronTexaco to investigate and remediate the site. In the third quarter of 2004, ChevronTexaco responded that it would take the lead on behalf of both oil companies, and that its operating company Texaco Downstream Properties Inc. is willing to take responsibility for remediation of contamination arising from operations under the lease between former owners of the site and Tidewater Oil Company. However, agreement regarding ChevronTexaco’s commitment has not yet been reached and ChevronTexaco has indicated it wishes to first conclude determination of whether additional parties are responsible for the contamination. Although we cannot be certain, we do not expect our expenditures for the monitoring and the cost of soil abatement to have a material adverse effect on our business, financial condition, results of operations and cash flows.

Financial Instruments with Off-Balance-Sheet Risk

PSB is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

PSB’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. PSB uses the same credit policies in making commitments and letters of credit as it does for loans and leases included on the consolidated balance sheet.

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	September 30, 2004	December 31, 2003
Commitments to extend credit	$306,316	$283,931
Standby letters of credit	$3,815	$3,595

Commitments to extend credit consist primarily of unfunded home equity lines of credit, single-family residential and commercial real estate construction loans, and commercial revolving lines of credit. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party and are accounted for under Financial Accounting Standards Board Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others (FIN 45). FIN 45 requires that the guarantor recognize a liability for the guarantee equal to its fair value represented by the fees received for issuing the guarantee. Such fees were not considered to be material for recognition as a liability at September 30, 2004 or December 31, 2003. Standby letters of credit are generally issued for one year or less and secured by certificates of deposit or are issued as sub-features under existing revolving credit commitments.

NOTE 5 — COMPREHENSIVE INCOME

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive (loss) income that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive (loss) income. Total comprehensive income and the components of accumulated other comprehensive (loss) income for the nine months ended September 30, 2004 and 2003 are presented in the consolidated statement of changes in shareholders’ equity and comprehensive income. Total comprehensive income for the three months ended September 30, 2004 and 2003 totaled $4.6 million and $3.3 million, respectively.

The components of other comprehensive income (loss) follows (dollars in thousands):

	Before Tax	Tax Benefit (Expense)	After Tax
For the Three Months Ended September 30, 2004
Other comprehensive income:
Unrealized holding gains	$1,216	$(511)	$705
Less: reclassification adjustment for net gains included in net income	1	—	1

Total other comprehensive income	$1,215	$(511)	$704

For the Three Months Ended September 30, 2003
Other comprehensive loss:
Unrealized holding losses	$(1,142)	$480	$(662)
Less: reclassification adjustment for net gains included in net income	433	(182)	251

Total other comprehensive loss	$(1,575)	$662	$(913)

For the Nine Months Ended September 30, 2004
Other comprehensive loss:
Unrealized holding losses	$(3,975)	$1,671	$(2,304)
Less: reclassification adjustment for net losses included in net income	(3,335)	1,402	(1,933)

Total other comprehensive loss	$(640)	$269	$(371)

For the Nine Months Ended September 30, 2003
Other comprehensive loss:
Unrealized holding gains	$262	$(110)	$152
Less: reclassification adjustment for net gains included in net income	740	(311)	429

Total other comprehensive loss	$(478)	$201	$(277)

NOTE 6 — ACQUISITIONS

On July 23, 2004, Bank of Orange County was merged with and into our wholly-owned subsidiary, Placer Sierra Bank.

On September 7, 2004, Placer Sierra Bancshares signed a definitive agreement to acquire First Financial Bancorp (“FFB”), the parent holding company for Bank of Lodi. As of September 30, 2004, FFB had total assets of $331.6 million, total loans and leases of $216.1 million, total deposits of $277.0 million and total shareholders’ equity of $24.5 million. Bank of Lodi operates nine branches located in Sacramento, El Dorado, San Joaquin, Amador, and Calaveras Counties in Northern California. At September 30, 2004, the combined companies had total assets of $1.830 billion, total loans and leases of $1.267 billion, total deposits of $1.526 billion and total shareholders’ equity of $209.6 million.

Under the terms of the agreement, the Company will pay $50.0 million in cash to acquire all the outstanding shares of common stock and outstanding stock options of FFB. Subject to receipt of regulatory and shareholder approval, the Company expects this transaction will be completed during the fourth quarter of 2004. Placer expects to fund the acquisition consideration with cash on hand. The transaction will be accounted for under the purchase method of accounting. On a pro forma basis at December 31, 2004, following the close of the transaction, management anticipates all regulatory capital ratios at both the bank and holding company levels will be within those limits defined as “well capitalized.”

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

Description of Business

Placer Sierra Bancshares (formerly First California Bancshares and Placer Capital Co. II) (the “Company”) was incorporated on November 13, 2001 and, as of September 30, 2004, operated one banking subsidiary, Placer Sierra Bank (“PSB”). The Company was incorporated for the purpose of acquiring PSB in a one bank holding company reorganization. PSB was previously a wholly-owned subsidiary of Placer Capital Co. (“PCC”), a wholly-owned subsidiary of California Community Bancshares (“CCB”).

Bank of Orange County (“BOC”) was merged with and into our wholly-owned subsidiary, Placer Sierra Bank, on July 23, 2004. BOC was previously a wholly-owned subsidiary of Southland Capital Co. (“SCC”). SCC was incorporated on November 9, 2001 for the purpose of acquiring BOC in a one bank holding company reorganization. BOC was also previously a wholly-owned subsidiary of CCB.

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

For the periods presented, the Company’s wholly-owned subsidiaries include Placer Sierra Bank, Placer Statutory Trust II and Southland Statutory Trust I. The bank is a California state-chartered commercial bank. Placer Statutory Trust II and Southland Statutory Trust I, both Connecticut statutory business trusts, were formed in October 2001 for the exclusive purpose of issuing and selling trust preferred securities.

Pending Acquisition

On September 7, 2004, the Company signed a definitive agreement to acquire First Financial Bancorp (“FFB”), the parent holding company for Bank of Lodi. Bank of Lodi’s branches will provide a unique fit within Company’s Northern California footprint. The acquisition provides for a strong foothold in San Joaquin County, which the Company believes is currently underserved by existing financial institutions and presents excellent de novo branching opportunities. The market served by these branches is one of rapid customer growth evidenced by FFB’s growth between 1999 and 2003, whereby total assets and total deposits grew at compound annual rates of 16.1% and 15.5%, respectively.

Management believes that this merger will result in accretion to earnings per share of approximately $0.30 in the year 2005, principally through improvements in operating efficiencies which are targeted at 35% to 45% of pre-acquisition overhead. The Company may fail to achieve some or all of the anticipated cost savings and the time frame to achieve those cost savings may be longer than anticipated. For further discussion of risk factors related to our business, see Exhibit 99.1 “Risk Factors.”

The Company will continue to seek merger and/or acquisition candidates and growth through de novo branching within markets along the 99 freeway between the greater Sacramento area and Fresno, California. The Company will also seek merger and/or acquisition candidates and de novo branch opportunities in the four counties of Southern California of Los Angeles, Orange, Riverside and San Bernardino to enhance its Bank of Orange County Division. For further discussion of risk factors related to our business, please see Exhibit 99.1 “Risk Factors.”

Nature of Operations

The Company conducts its business through PSB, which is subject to the laws of the state of California and federal laws and regulations governing the financial services industry. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The bank provides a full range of banking services to individual and corporate customers through its 23 northern California branches located in Placer, Sacramento, Nevada and El Dorado Counties and nine southern California branches located in Orange and Los Angeles Counties. The bank derives its income primarily from interest received on real estate, commercial and consumer loans and, to a lesser extent, fees from the sale of loans, interest on investment securities and fees received in connection with servicing loans and deposit customers. The bank’s major operating expenses are interest paid on deposits and borrowings, and general operating expenses. The bank relies primarily on locally generated deposits.

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, PSB. All significant intercompany balances and transactions have been eliminated. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

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

Results of Operations

Key Performance Indicators

The following sections contain tables and data setting forth certain statistical information relating to the Company for the three and nine months ended September 30, 2004 and 2003. This discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto for the three and nine months ended September 30, 2004 included herein, and the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2003.

As of September 30, 2004 we had total assets of $1.498 billion, total loans and leases held for investment of $1.051 billion, total deposits of $1.249 billion and shareholders’ equity of $185.1 million. In the quarter ended September 30, 2004 total loans and leases held for investment increased $47.0 million (an 18.6% growth rate on an annualized basis) and total deposits increased $48.9 million (a 16.2% growth rate on an annualized basis). As of September 30, 2004, 14,667,142 shares of our common stock were outstanding, having a book value per share of $12.62.

For the three months and nine months ended September 30, 2004, we recorded net income of $3.9 million and $8.5 million, or $0.27 per share and $0.60 per share, respectively, on a diluted basis.

The Company’s financial results for the third quarter of 2004 were significantly impacted by a liquidity strategy put in place to facilitate the acquisition of First Financial Bancorp, as well as by the earlier decision to restructure Bank of Orange County’s securities portfolio. Throughout the third quarter, the Company maintained $50 million of liquidity to fund its all cash purchase of First Financial Bancorp, which is scheduled to close in the fourth quarter of 2004. In addition, significant liquidity was added as a result of the second quarter liquidation of $72 million of long-term securities held by Bank of Orange County. These funds were not reinvested during the third quarter due to the uncertain direction of the Treasury market.

In connection with the merger of Bank of Orange County with and into Placer Sierra Bank, we incurred merger-related costs of $177,000 ($109,000 after tax) and $2.3 million ($1.6 million after tax) for the three and nine months ended September 30, 2004, respectively. In addition, the Company recorded a loss of $3.8 million ($2.2 million after tax) related to the restructuring of Bank of Orange County’s investment securities portfolio in the second quarter of 2004. Excluding merger-related costs and the investment security restructuring loss, our operating earnings for the three and nine months ended September 30, 2004 would have been $4.0 million and $12.3 million, or $0.27 per share and $0.87 per share, respectively, on a diluted basis. These operating earnings for 2004 represent a 12.6 % improvement in operating earnings over the nine months ended September 30, 2003. We believe that the presentation of our operating earnings excluding the merger-related costs and investment security restructuring loss is important to gaining an understanding of the financial performance of our core banking operations.

The following table presents the key performance indicators for the three and nine months ended September 30, 2004 and 2003 and the basis for calculating these indicators (dollars in thousands, except per share information):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net interest income	$15,356	$14,589	$45,674	$42,896
Non-interest income	3,164	4,085	7,342	10,792

Revenues	18,520	18,674	53,016	53,688
Provision for (credit to) the allowance for loan and lease losses	—	(146)	560	(216)
Non-interest expense	12,248	11,955	39,061	36,045
Provision for income taxes	2,385	2,676	4,857	6,935

Net income	$3,887	$4,189	$8,538	$10,924

Average assets	$1,473,663	$1,436,221	$1,418,867	$1,406,163
Average shareholders’ equity	$176,681	$158,180	$171,481	$156,781
Share Information:
Weighted average shares outstanding - basic	14,213,762	13,579,318	13,900,004	13,494,613
Weighted average shares outstanding - diluted	14,544,549	13,579,318	14,143,456	13,494,613
Profitability Measures:
Earnings per share - basic	$0.27	$0.31	$0.61	$0.81
Earnings per share - diluted	$0.27	$0.31	$0.60	$0.81
Return on average assets	1.05%	1.16%	0.80%	1.04%
Return on average shareholders’ equity	8.75%	10.51%	6.65%	9.32%
Efficiency ratio	66.13%	64.02%	73.68%	67.14%

The following table presents for the three and nine months ended September 30, 2004 and 2003 our operating earnings and key performance indicators after excluding merger expenses and the loss from the investment security restructuring (dollars in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$3,887	$4,189	$8,538	$10,924
Acquisition related:
Merger expenses, net of tax effect	109	—	1,550	—
Investment security restructuring loss, net of tax effect	—	—	2,210	—

Operating earnings	$3,996	$4,189	$12,298	$10,924

Profitability Measures:
Operating earnings per share - basic	$0.28	$0.31	$0.88	$0.81
Operating earnings per share - diluted	$0.27	$0.31	$0.87	$0.81
Operating return on average assets	1.08%	1.16%	1.16%	1.04%
Operating return on average shareholders’ equity	9.58%	10.51%	9.00%	9.32%
Operating efficiency ratio	65.18%	64.02%	64.65%	67.14%

Third quarter analysis. Consolidated net income for the three months ended September 30, 2004 was $3.9 million, or $0.27 per diluted share. Net income for the three months ended September 30, 2003 was $4.2 million, or $0.31 per diluted share. Return on average assets was 1.05%, compared to 1.16% for the same period of 2003. Return on average equity was 8.75%, compared to 10.51% for the same period of 2003.

Net income for the quarter ended September 30, 2004 was impacted by merger expenses of $177,000 ($109,000 after tax) related to the merger with Bank of Orange County, by the Company’s liquidity strategy put in place to facilitate the acquisition of First Financial Bancorp, and by the liquidity created by selling Bank of Orange County’s long-term securities portfolio.

Operating earnings for the three months ended September 30, 2004 were $4.0 million after excluding merger-related costs of $177,000. Operating earnings of $4.0 million result in diluted operating earnings per share of $0.27, a return on average assets of 1.08% and a return on average equity of 9.58%. The Company calculates that earnings for the third quarter of 2004 were negatively impacted by approximately $0.03 per diluted share as a result of retaining approximately $103 million of excess liquidity in federal funds sold. This excess liquidity is related to the $50 million of funds needed for the pending acquisition of First Financial Bancorp and our decision not to reinvest the proceeds of the liquidation of $72 million of long-term securities of Bank of Orange County. These securities were liquidated prior to the merger with Bank of Orange County and were not reinvested during the third quarter due to uncertainties in the Treasury market.

The efficiency ratio is a measure of how effective we are at managing our non-interest expense dollars. A lower or declining ratio indicates improving efficiency. Excluding the merger related costs, the efficiency ratio for the third quarter of 2004 was 65.18%.

Nine month analysis. Net income for the nine months ended September 30, 2004 was $8.5 million, or $0.60 per diluted share. Net income for the nine months ended September 30, 2003 was $10.9 million, or $0.81 per diluted share. Return on average assets was 0.80%, compared to 1.04% for the same period of 2003. Return on average equity was 6.65%, compared to 9.32% for the same period of 2003.

Operating earnings for the nine months ended September 30, 2004 were $12.3 million after excluding merger-related costs of $2.3 million and the Bank of Orange County’s investment security portfolio restructuring loss of $3.8 million. These operating earnings represent an increase of $1.4 million, or 12.6%, over the $10.9 million earned for the nine months ended September 30, 2003. Operating earnings of $12.3 million result in diluted operating earnings per share of $0.87, a return on average assets of 1.16%, and a return on average equity of 9.00%. Excluding the merger related costs and Bank of Orange County’s investment portfolio restructuring loss, the efficiency ratio improved to 64.65% during the nine months ended September 30, 2004 compared to 67.14% for the same period in 2003.

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

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans held for sale	$536	$6	4.45%	$1,684	$23	5.42%
Loans and leases held for investment	1,022,290	15,780	6.14%	880,733	14,332	6.46%
Investment securities	125,257	1,497	4.75%	204,270	2,184	4.24%
Federal funds sold	118,066	388	1.31%	140,467	309	0.87%
Interest-bearing deposits with other banks	125	1	3.18%	—	—	—
Other earnings assets	9,317	129	5.51%	7,249	92	5.04%

Total interest-earning assets	1,275,591	17,801	5.55%	1,234,403	16,940	5.44%
Non-interest-earning assets:
Cash and demand deposits	72,080			71,843
Other assets	125,992			129,975

Total assets	$1,473,663			$1,436,221

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits -
Interest-bearing demand	$195,766	182	0.37%	$203,644	184	0.36%
Money market	214,957	394	0.73%	219,262	345	0.62%
Savings	135,624	118	0.35%	133,443	117	0.35%
Time certificates of deposit	260,651	1,236	1.89%	260,848	1,240	1.89%

Total interest-bearing deposits	806,998	1,930	0.95%	817,197	1,886	0.92%
Short-term borrowings	14,696	25	0.68%	12,088	24	0.79%
Long-term debt	38,146	490	5.11%	38,146	441	4.59%

Total interest-bearing liabilities	859,840	2,445	1.13%	867,431	2,351	1.08%
Non-interest bearing liabilities:
Demand deposits	423,639			400,042
Other liabilities	13,503			10,568

Total liabilities	1,296,982			1,278,041
Shareholders’ equity	176,681			158,180

Total liabilities and shareholders’ equity	$1,473,663			$1,436,221

Net interest income		$15,356			$14,589

Net interest margin			4.79%			4.69%

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans held for sale	$267	$9	4.50%	$4,475	$192	5.74%
Loans and leases held for investment	991,294	45,778	6.17%	866,690	43,426	6.70%
Investment securities	153,827	5,550	4.82%	200,100	6,165	4.12%
Federal funds sold	70,052	586	1.12%	124,358	952	1.02%
Interest-bearing deposits with other banks	42	1	3.18%	44	—	—
Other earnings assets	8,633	343	5.31%	7,282	300	5.51%

Total interest-earning assets	1,224,115	52,267	5.70%	1,202,949	51,035	5.67%
Non-interest-earning assets:
Cash and demand deposits	68,304			69,914
Other assets	126,448			133,300

Total assets	$1,418,867			$1,406,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits -
Interest-bearing demand	$192,757	508	0.35%	$199,343	677	0.45%
Money market	208,454	1,007	0.65%	205,309	1,165	0.76%
Savings	132,774	344	0.35%	128,764	448	0.47%
Time certificates of deposit	243,474	3,210	1.76%	273,293	4,457	2.18%

Total interest-bearing deposits	777,459	5,069	0.87%	806,709	6,747	1.12%
Short-term borrowings	21,780	142	0.87%	10,981	70	0.85%
Long-term debt	38,146	1,382	4.84%	38,146	1,322	4.63%

Total interest-bearing liabilities	837,385	6,593	1.05%	855,836	8,139	1.27%
Non-interest bearing liabilities:
Demand deposits	395,235			378,037
Other liabilities	14,766			15,509

Total liabilities	1,247,386			1,249,382
Shareholders’ equity	171,481			156,781

Total liabilities and shareholders’ equity	$1,418,867			$1,406,163

Net interest income		$45,674			$42,896

Net interest margin			4.98%			4.77%

The following tables show the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates (dollars in thousands):

	Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003
	Net Change	Rate	Volume	Mix
Interest income:
Loans held for sale	$(17)	$(4)	$(16)	$3
Loans and leases held for investment	1,448	(700)	2,304	(156)
Investment securities	(687)	264	(845)	(106)
Federal funds sold	79	154	(49)	(26)
Interest-bearing deposits with other banks	1	—	—	1
Other earning assets	37	9	26	2

Total interest income	861	(277)	1,420	(282)
Interest expense:
Interest-bearing demand	(2)	6	(7)	(1)
Money market	49	58	(7)	(2)
Savings	1	(1)	2	—
Time certificates of deposit	(4)	—	(1)	(3)
Short-term borrowings	1	(3)	5	(1)
Long-term debt	49	50	—	(1)

Total interest expense	94	110	(8)	(8)

Net interest income	$767	$(387)	$1,428	$(274)

	Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003
	Net Change	Rate	Volume	Mix
Interest income:
Loans held for sale	$(183)	$(41)	$(181)	$39
Loans and leases held for investment	2,352	(3,439)	6,243	(452)
Investment securities	(615)	1,048	(1,426)	(237)
Federal funds sold	(366)	87	(416)	(37)
Interest-bearing deposits with other banks	1	—	—	1
Other earning assets	43	(11)	56	(2)

Total interest income	1,232	(2,356)	4,276	(688)
Interest expense:
Interest-bearing demand	(169)	(152)	(22)	5
Money market	(158)	(174)	18	(2)
Savings	(104)	(115)	14	(3)
Time certificates of deposit	(1,247)	(857)	(486)	96
Short-term borrowings	72	2	69	1
Long-term debt	60	59	—	1

Total interest expense	(1,546)	(1,237)	(407)	98

Net interest income	$2,778	$(1,119)	$4,683	$(786)

Third quarter analysis. Net interest income increased 5.3%, or $767,000, to $15.4 million for the third quarter of 2004 from $14.6 million for the third quarter of 2003. Average earning assets increased to $1.276 billion for the third quarter of 2004 from $1.234 billion for the same period of 2003. Average loans and leases held for investment, net of fees and costs, increased by 16.1%, or $141.6 million, to $1.022 billion for the third quarter of 2004 from $880.7 million for the same period of 2003. Average core deposits (all deposit categories other than time certificates of deposit) increased 1.42%, or $13.6 million, to $970.0 million for the third quarter of 2004 from $956.4 million for the same period of 2003. This modest growth is net of the sale of approximately $37 million of core deposits in five branches in the fourth quarter of 2003.

The net interest margin for the third quarter of 2004 was 4.79% and represents an increase of 10 basis points from the net interest margin of 4.69% for the same period of 2003. The improvement in the margin is almost entirely the result of the growth in our loan portfolio.

Interest income increased 5.1%, or $861,000, to $17.8 million for the third quarter of 2004 compared to $16.9 million for the third quarter of 2003. The yield on total interest-earning assets for the third quarter of 2004 was 5.55%, compared to 5.44% for the same period of 2003. This is a result of the increase in average loans and leases held for investment for the third quarter of 2004 as compared to the third quarter of 2003. Average loans, including loans held for sale, as a percentage of average earning assets were 80.2% for the third quarter of 2004 and 71.5% for the same period of 2003. The yield on average loans declined to 6.14% for the third quarter of 2004 from 6.46% for the same period of 2003, which reflects the overall decline in long-term commercial real estate rates. The yield on investment securities increased by 51 basis points to 4.75% for the third quarter of 2004 from 4.24% for the same period of 2003, reflecting a larger percentage of total investments being held in higher yielding municipal securities. This was the result of the sale of agency securities and the proceeds not being reinvested due to uncertainties in the Treasury market.

Interest expense on interest-bearing deposits increased by 2.3% in the third quarter of 2004 compared to the same quarter of 2003. Bank of Orange County’s deposits re-priced to Placer Sierra Bank’s interest rate schedule after the merger on July 23, 2004, which caused an increase in the average rate paid on money market deposits. A substantial percentage of our funding sources are non-interest bearing demand deposits which represented approximately 34.4% of average total deposits for the third quarter of 2004, an increase from 32.9% in the same period of 2003. Increasing the percentage of non-interest bearing demand deposits to total deposits off-set by higher rates paid on money market deposits increased our overall cost of deposits to 0.62% for the third quarter of 2004 from 0.61% for the same period of 2003. As a percentage of average total deposits, time deposits declined to 21.2% for the third quarter of 2004, down from 21.4% for the same period of 2003.

Interest expense on all interest-bearing liabilities was $2.4 million for the third quarters of 2004 and 2003, increasing by 4.0%, or $94,000. Total average interest-bearing liabilities decreased 0.9%, or $7.6 million, to $859.8 million for the third quarter of 2004 from $867.4 million for the same period of 2003. The cost of our interest-bearing liabilities increased to 1.13% for the third quarter of 2004 from 1.08% for the same period of 2003. This five basis point increase was the result of the slightly higher cost of money market deposits and interest paid on junior subordinated deferrable interest debentures. Interest paid on junior subordinated deferrable interest debentures is tied to the 90-day LIBOR which re-prices quarterly and increased during the third quarter of 2004.

Nine month analysis. Net interest income increased 6.5%, or $2.8 million, to $45.7 million for the nine months ended September 30, 2004 from $42.9 million for the same period of 2003. Average earning assets increased to $1.224 billion for the nine months ended September 30, 2004 from $1.203 billion for the same period of 2003. Average loans and leases held for investment, net of deferred fees and costs, increased by 14.4%, or $124.6 million to $991.3 million for the nine months ended September 30, 2004 from $866.7 million for the same period of 2003. Average core deposits (all deposit categories other than time certificates of deposit) increased 1.9%, or $17.8 million, to $929.2 million for the nine months ended September 30, 2004 from $911.5 million for the same period of 2003. This modest growth is net of the sale of approximately $37 million of core deposits in five branches in the fourth quarter of 2003.

The net interest margin for the nine months ended September 30, 2004 was 4.98% and represents an increase of 21 basis points from the net interest margin of 4.77% for the same period of 2003. The improvement in the margin was principally the result of our loan growth in combination with our lower cost of funds primarily related to our lower rates on time certificates of deposit.

Interest income increased 2.4%, or $1.2 million, to $52.3 million for the nine months ended September 30, 2004 from $51.0 million for the same period of 2003. The yield on total interest-earning assets for the nine months ended September 30, 2004 increased to 5.70% from 5.67% for the same period of 2003. The Company was successful in shifting the mix of interest-earning assets away from lower-yielding federal funds sold and into relatively higher-yielding loans and leases. This is reflected by a $54.3 million decrease in average federal funds sold and a $124.6 million increase in average loans and leases held for investment for the nine months ended September 30, 2004 as compared to the same period of 2003. Average loans as a percentage of average earning assets were 81.0% for the nine months ended September 30, 2004, and 72.4% for the same period of 2003. The yield on average loans declined to 6.17% for the nine months ended September 30, 2004 from 6.70% for the same period of 2003. The yield on investment securities increased by 70 basis points to 4.82% for the nine months ended September 30, 2004 from 4.12% for the same period of 2003, reflecting a larger percentage of total investments being held in higher yielding municipal securities. This was the result of the sale of agency securities and the proceeds not being reinvested due to uncertainties in the Treasury market.

A substantial percentage of our funding sources are non-interest bearing demand deposits which represented approximately 33.7% of average total deposits for the nine months ended September 30, 2004, an increase from 31.9% in the same period of 2003. Increasing the percentage of non-interest bearing demand deposits to total deposits, coupled with the broad decline in the cost of interest-bearing deposits, lowered our overall cost of deposits to 0.58% for the nine months ended September 30, 2004 from 0.76% for the same period of 2003. Interest expense on interest-bearing deposits decreased by 24.9%, or $1.7 million, to $5.1 million for the nine months ended September 30, 2004 as compared to $6.7 million for the same period of 2003. As a percentage of average total deposits, time deposits declined to 20.8% for the nine months ended September 30, 2004, down from 23.1% for the same period of 2003.

Interest expense on all interest-bearing liabilities decreased by 19.0%, or $1.5 million, to $6.6 million for the nine months ended September 30, 2004 as compared to $8.1 million for the same period of 2003. Total average interest-bearing liabilities decreased 2.1%, or $18.5 million, to $837.4 million for the nine months ended September 30, 2004 from $855.8 million for the same period of 2003. The cost of our average interest-bearing liabilities declined to 1.05% for the nine months ended September 30, 2004 from 1.27% for the same period of 2003. This 22 basis point decline is the result of a declining interest rate environment as well as our ability to reduce the percentage of more expensive time deposits in our deposit portfolio.

Provision for Loan and Lease Losses

The provision for loan and lease losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan and lease losses at a level which, in management’s judgment, is appropriate based on loan and lease losses inherent in the loan and lease portfolio.

There was no provision for loan and lease losses for the third quarter of 2004 as a result of a decrease in non-performing assets in the current year and an improvement in the level of performing but adversely classified loans and leases. In the third quarter of 2004, we experienced net loan and lease charge-offs of $402,000 as compared to recoveries of $175,000 for the third quarter of 2003 when we recorded a credit to the allowance for loan and lease losses of $146,000. Non-performing loans and leases as a percentage of total loans and leases held for investment improved to 0.21% at September 30, 2004 from 0.31% at December 31, 2003, while the ratio was 0.15% at September 30, 2003.

The provision for loan and lease losses for the nine months ended September 30, 2004 was $560,000 as compared to the same period of 2003 when we recorded a credit to the allowance for loan and lease losses of

$216,000. For the nine months ended September 30, 2004, we experienced net loan and lease charge-offs of $1.1 million as compared to net loan and lease recoveries of $896,000 for the same period of 2003.

There were no other changes in loan and lease concentrations or terms during the periods indicated which significantly affected the provision or allowance for loan and lease losses.

Non-Interest Income

The following table summarizes non-interest income by category for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service charges and fees on deposit accounts	$1,531	$1,776	$4,710	$5,215
Referral and other loan-related fees	808	653	2,132	1,441
Loan servicing income	71	98	242	301
Gain on sale of loans, net	3	118	179	563
Revenues from sales of investment products	125	154	497	498
Gain (loss) on sale of investment securities, net	1	433	(3,335)	740
Increase in cash surrender value of life insurance	291	311	918	948
Other	334	542	1,999	1,086

Total non-interest income	$3,164	$4,085	$7,342	$10,792

Third quarter analysis. Total non-interest income decreased to $3.2 million for the third quarter of 2004, compared to $4.1 million for the same period of 2003. Service charges on deposit accounts decreased by 13.8%, or $245,000, to $1.5 million for the third quarter of 2004 as compared to $1.8 million for the same period of 2003 reflecting the sale of five branches in the fourth quarter of 2003. Additionally, service charges on commercial demand deposit accounts declined in the third quarter of 2004, as a result of an increase in short-term interest rates that are the basis for credits against such service charges. Referral and other loan-related fees increased by 23.7%, or $155,000, as our loan referral program was more fully implemented. Gain on sale of loans declined between periods reflecting our decision to retain 1-4 family home loans for our portfolio as compared to selling them as in prior periods. Gain on sale of investment securities decreased to $1,000 for the third quarter of 2004 from $433,000 for the same period of 2003. Non-interest income excluding gains on the sale of loans and investment securities, was $3.2 million in the third quarter of 2004, compared to $3.5 million in the same period of the prior year. Other income decreased 38.4%, or $208,000, to $334,000 from the same period in 2003 largely due to a one-time recovery of legal fees in the third quarter of 2003.

Nine month analysis. Total non-interest income decreased to $7.3 million for the nine months ended September 30, 2004, compared to $10.8 million for the same period of 2003 primarily due to the restructuring of Bank of Orange County’s investment securities portfolio. Excluding the $3.8 million loss from restructuring BOC’s investment portfolio, non-interest income would have increased to $11.2 million, an increase of 3.4%, or $364,000, from the same period of 2003. Service charges on deposit accounts decreased by 9.7%, or $505,000, to $4.7 million for the nine months ended September 30, 2004 as compared to $5.2 million for the same period of 2003 primarily due to the sale of five branches in the fourth quarter of 2003. Referral and other loan-related fees increased by 48.0%, or $691,000, as our loan referral program was more fully implemented. Gain on sale of loans declined between periods reflecting our decision to retain 1-4 family home loans for our portfolio as compared to selling them as in prior periods. Other income of $2.0 million increased 84.1%, or $913,000, compared to $1.1 million for the same period in 2003. This was primarily due to the full recovery of a $586,000 operational charge-off and receipt of $397,000 in life insurance proceeds.

Non-Interest Expense

The following table summarizes non-interest expense by category for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Salaries and employee benefits	$6,125	$5,651	$18,789	$17,009
Occupancy and equipment	1,747	1,874	5,169	5,458
Data and item processing	1,129	1,190	3,523	3,605
Amortization of core deposit intangible and favorable lease rights	487	532	1,461	1,596
Communication and postage	424	482	1,269	1,428
Professional fees	421	470	1,612	1,678
Administration	352	499	1,288	1,535
Loan-related costs	226	210	393	785
Advertising and business development	167	228	657	632
Stationery and supplies	220	201	642	624
Merger expenses	177	—	2,319	—
Other	773	618	1,939	1,695

Total non-interest expense	$12,248	$11,955	$39,061	$36,045

Third quarter analysis. Non-interest expense totaled $12.2 million for the third quarter of 2004, compared to $12.0 million for the same period of 2003. The increase of $293,000 in the third quarter of 2004 is due partially to merger related expenses of $177,000 associated with the acquisition of Southland Capital Co. and its subsidiary Bank of Orange County. Excluding merger costs, non-interest expense was $12.1 million, an increase of 1.0%, or $116,000, from the third quarter of 2003.

Salaries and employee benefits expense increased by 8.4%, or $474,000, to $6.1 million for the quarter ended September 30, 2004 as compared to $5.7 million for the same period of 2003 due to an increase in personnel associated with the Company’s increased size, complexity, revenue growth goals and an increase in the cost of employee benefits and insurance. Occupancy and equipment, data and item processing, administration, and advertising and business development expenses all decreased from the third quarter of 2003 from the consolidation of various functions across the Company as a result of the merger on July 23, 2004, of the Bank of Orange County with and into the bank. The above reductions were partially offset by current quarter merger expenses and other non-interest expenses.

Other non-interest expense increased 25.1%, or $155,000, from the same period of 2003 due to a $120,000 loss from a check kiting fraud and the $149,000 write-down of the Company’s only OREO property.

Nine month analysis. Non-interest expense totaled $39.1 million for the nine months ended September 30, 2004, compared to $36.0 million for the same period of 2003. The increase in 2004 is due primarily to merger related expenses of $2.3 million associated with the acquisition of Southland Capital Co. and its subsidiary Bank of Orange County. Excluding merger costs, non-interest expense increased to $36.7 million, an increase of 1.9%, or $697,000, from the same period of 2003.

Salaries and employee benefits expense increased by 10.5%, or $1.8 million, to $18.8 million for the nine months ended September 30, 2004 as compared to $17.0 million for the same period of 2003 due to an increase in personnel associated with the Company’s increased size, complexity, revenue growth goals and an increase in the cost of employee benefits and insurance. Loan-related costs were significantly lower in the nine months ended September 30, 2004 than the same period of 2003 due to a reduction of our allowance for losses related to undisbursed loans and leases.

Other non-interest expense increased by 14.5%, or $246,000, in the nine months ended September 30, 2004, as compared to the same period of 2003. In the first quarter of 2004, a $450,000 contingency reserve was recorded in connection with estimated environmental remediation costs associated with an unimproved piece of property acquired in the 1999 purchase of Placer Sierra Bank. In the second quarter of 2004, $205,000 of this reserve was reversed due to revised remediation cost estimates.

Provision for Income Taxes

Our statutory income tax rate is approximately 41.4%, representing a blend of the statutory Federal income tax rate of 34.3% and the California income tax rate of 10.8%. Due to the nontaxable nature of income from municipal securities and bank owned life insurance, our actual effective income tax rate was 38.0% and 39.0% for the three months ended September 30, 2004 and 2003, and 36.3% and 38.8% for the nine months ended September 30, 2004 and 2003, respectively.

Financial Condition

Our total assets at September 30, 2004 were $1.498 billion compared to $1.397 billion at December 31, 2003. Our earning assets at September 30, 2004 totaled $1.304 billion compared to $1.212 billion at December 31, 2003. Total deposits at September 30, 2004 and December 31, 2003 were $1.249 billion and $1.137 billion, respectively.

Loans and Leases

The following table presents the balance of each major category of loans and leases at the end of each of the periods indicated (dollars in thousands):

	September 30, 2004		December 31, 2003
	Amount	% of Loans	Amount	% of Loans
Loans and leases held for investment:
Real estate - mortgage	$735,971	69.9%	$665,738	69.8%
Real estate - construction	153,552	14.6%	116,052	12.2%
Commercial	127,342	12.1%	132,979	13.9%
Consumer	10,688	1.0%	11,086	1.2%
Leases receivable and other	24,914	2.4%	27,571	2.9%

Total gross loans and leases held for investment	1,052,467	100.0%	953,426	100.0%

Less: allowance for loan and lease losses	(12,762)		(13,343)
Deferred loan and lease fees, net	(1,468)		(628)

Total net loans and leases held for investment	$1,038,237		$939,455

Loans held for sale, at lower of cost or market	$—		$67

Net loans and leases held for investment increased by $98.8 million to $1.038 billion at September 30, 2004 from $939.5 million at year-end 2003. The increase resulted primarily from a $70.2 million and $37.5 million increase in mortgages and construction loans, respectively, off-set by other minor decreases in other loan and lease categories. The growth in our lending portfolio between December 31, 2003 and September 30, 2004 occurred during a period of low interest rates where demand for credit was greatest in long-term fixed rate products, primarily single family and commercial real estate mortgage loans.

Our loan portfolio is heavily real estate weighted. Management believes that undue risk does not reside within this concentration as our credit policies and procedures provide adequate controls for managing risk within this concentration. The category of real estate-mortgage at September 30, 2004 was comprised of 71.6% of commercial real estate mortgages and 28.4% of loans secured by 1-4 family mortgages.

Our commercial real estate mortgage underwriting criteria include requirements of cash flow coverage ratios of greater than 120% and cash flow coverage ratios on variable rate loans that are tested with an upward shock of 200 basis points. Our commercial real estate mortgage portfolio has a high concentration of owner occupied loans and a weighted average portfolio loan to value at origination of less than 70%.

The credit characteristic of our 1-4 family loan portfolio is representative of our relationship-based approach to lending in this category. Our 1-4 family portfolio is almost evenly split as between 1-4 family first trust deeds and home equity lines of credit. Our portfolio of 1-4 family mortgage first trust deed loans and home equity lines of credit have a weighted average loan to value at origination of less than 70%. Our first trust deed loans are generally fixed rate, and our home equity lines of credit are all variable rate that adjust with prime.

Our construction loan portfolio is also principally relationship-based, with the portfolio principally consisting of loans to owner occupants. Developer loans generally require the borrower to own the underlying land, with construction financing generally established as funding a specific number of units ahead of sales.

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

	September 30, 2003	December 31, 2003
Non-accrual loans and leases, not restructured	$2,199	$2,981
Accruing loans and leases past due 90 days or more	—	—
Restructured loans and leases	—	—

Total non-performing loans (NPLs)	2,199	2,981
OREO	657	805

Total non-performing assets (NPAs)	$2,856	$3,786

Selected ratios:
NPLs to total loans and leases held for investment	0.21%	0.31%
NPAs to total assets	0.19%	0.27%

Non-performing loans to total loans and leases decreased to 0.21% as of September 30, 2004, compared to 0.31% as of the prior year end.

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

The following table presents the changes in our allowance for loan and lease losses for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Allowance for loan and lease losses:
Balance at beginning of period	$13,164	$13,101	$13,343	$12,450
Charge-offs:
Real estate - mortgage	143	—	143	—
Real estate - construction	—	—	—	—
Commercial	340	122	1,732	232
Consumer	42	9	69	57
Leases receivable and other	—	—	—	497

Total	525	131	1,944	786

Recoveries:
Real estate - mortgage	1	175	92	297
Real estate - construction	—	—	—	—
Commercial	114	119	411	1,349
Consumer	7	6	83	30
Leases receivable and other	1	6	217	6

Total	123	306	803	1,682

Net loan and lease charge-offs (recoveries)	402	(175)	1,141	(896)
Provision for (credit to) the allowance for loan and lease losses	—	(146)	560	(216)

Balance at end of period	$12,762	$13,130	$12,762	$13,130

Loans and leases held for investment	$1,050,999	$901,061	$1,050,999	$901,061
Average loans and leases held for investment	1,022,290	880,733	991,294	866,690
Non-performing loans and leases	2,199	1,392	2,199	1,392
Selected ratios:
Net charge-offs (recoveries) to average loans and leases held for investment	0.16%	(0.08)%	0.15%	(0.14)%
Provision for (credit to) the allowance for loan and lease losses to average loans and leases held for investment	—	(0.07)%	0.08%	(0.03)%
Allowance for loan and lease losses to loans and leases held for investment at end of period	1.21%	1.46%	1.21%	1.46%
Allowance for loan and lease losses to non-performing loans and leases at end of period	580.35%	943.25%	580.35%	943.25%

Investments

The carrying value of our investment securities available for sale at September 30, 2004 totaled $72.0 million, a decline of $147.2 million, or 67.2%, from year-end 2003. The decline principally related to the sale during the second quarter of 2004 of approximately $72.0 million of investment securities held by Bank of Orange County which was executed in conjunction with the merger of Bank of Orange County with and into Placer Sierra Bank for the purpose of aligning the liquidity and interest rate risk profiles of the combined banks. The decline also reflects $7.0 million of U.S. treasury securities that matured during the third quarter and $50.0 million of agency securities that were called on September 30, 2004. Security sales during the nine months ended September 30, 2004 were executed for the purpose of shortening the duration of the investment portfolio in preparation for a rising interest rate environment and to support anticipated loan growth for the balance of 2004. Proceeds from the securities sales were not reinvested during the third quarter of 2004 due to uncertainties in the

Treasury markets. Our portfolio of investment securities consists primarily of U.S. Government agency securities and obligations of states and political subdivisions.

We manage our investment portfolio principally to provide liquidity and balance our overall interest rate risk. To a lesser extent, we manage our investment portfolio to provide earnings with a view to minimizing credit risk.

The carrying value of our portfolio of investment securities at September 30, 2004 and December 31, 2003 was as follows:

	Estimated Market Value
	September 30, 2004	December 31, 2003
U.S. Treasury securities	$1,996	$1,998
U.S. Government agencies	52,991	199,615
Obligations of states and political subdivisions	11,737	12,278
Other securities	5,282	5,411

Total available-for-sale	$72,006	$219,302

Deposits

The following table presents the balance of each major category of deposits at the dates indicated (dollars in thousands):

	At September 30, 2004		At December 31, 2003
	Amount	% of Deposits	Amount	% of Deposits
Non-interest bearing deposits	$424,465	34.0%	$378,611	33.3%
Interest-bearing deposits:
Interest-bearing demand	191,129	15.3%	192,426	16.9%
Money market	229,738	18.3%	212,632	18.7%
Savings	135,974	11.0%	129,545	11.4%
Time, under $100	155,403	12.4%	140,796	12.4%
Time, $100 or more	112,245	9.0%	83,150	7.3%

Total-interest bearing deposits	824,489	66.0%	758,549	66.7%

Total deposits	$1,248,954	100.0%	$1,137,160	100.0%

Non-interest bearing deposits increased 12.1%, or $45.9 million, to $424.5 million and total deposits increased 9.8%, or $111.8 million, to $1.249 billion as of September 30, 2004 from year-end 2003. The increase in all deposits other than time deposits is the result of our highly disciplined and results-focused sales culture combined with the robust growth being experienced in our market areas. The increase in time deposits is attributed to a CD campaign during the first quarter of 2004 initiated by management to capture lower rate and longer term funding sources in anticipation of a rising interest rate environment and the desire to replace short-term borrowings with time deposits.

Short-Term Borrowings

The Company enters into sales of securities under agreements to repurchase which generally have a duration of one day. Borrowings of this nature increased noticeably in the fourth quarter of 2003. Management elected to repay most of these borrowings during the first quarter of 2004 and by September 30, 2004, short-term borrowings had decreased by $28.0 million to $13.2 million. The borrowings were repaid by the increase in time certificates of deposit.

Shareholders’ Equity

Our total shareholders’ equity at September 30, 2004 was $185.1 million compared to $164.9 million at December 31, 2003. This increase year-to-date through September 30, 2004 of $20.2 million is primarily the result of net income of $8.5 million, and increases to common stock related to proceeds from stock option exercises of $4.7 million and initial public offering proceeds, net of issuance costs, of $7.3 million.

Capital Resources

Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain a ratio of “core” or “Tier 1” capital (consisting principally of common equity and, for bank holding companies, a specified percentage of trust preferred securities) to risk-weighted assets of at least 4%, a ratio of Tier 1 capital to adjusted average assets (leverage ratio) of at least 4% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan and lease losses and preferred stock) to risk-weighted assets of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for some types of loans, and adding the products together.

The regulatory capital guidelines as well as the actual capital ratios for Placer Sierra Bank and the Company as of September 30, 2004 are as follows:

Leverage Ratio
Placer Sierra Bancshares and Subsidiaries	10.2%
Minimum regulatory requirement	4.0%

Placer Sierra Bank	9.0%
Minimum requirement for “Well-Capitalized” institution	5.0%
Minimum regulatory requirement	4.0%

Tier 1 Risk-Based Capital Ratio
Placer Sierra Bancshares and Subsidiaries	13.2%
Minimum regulatory requirement	4.0%

Placer Sierra Bank	11.4%
Minimum requirement for “Well-Capitalized” institution	6.0%
Minimum regulatory requirement	4.0%

Total Risk-Based Capital Ratio
Placer Sierra Bancshares and Subsidiaries	14.4%
Minimum regulatory requirement	8.0%

Placer Sierra Bank	12.6%
Minimum requirement for “Well-Capitalized” institution	10.0%
Minimum regulatory requirement	8.0%

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

The Company’s liquidity strategy of maintaining higher fed funds balances was put in place to facilitate the acquisition of First Financial Bancorp. Throughout the third quarter, the Company maintained $50 million of liquidity to fund its all cash purchase of First Financial Bancorp, which is scheduled to close in the fourth quarter of 2004. In addition, significant liquidity was added as a result of the liquidation of $72 million of long-term securities held by Bank of Orange County, which was not reinvested during the third quarter due to the uncertain direction of the Treasury market.

Historically, the overall liquidity source of the bank is its core deposit base and the bank has not relied on large denomination time deposits. To meet short term liquidity needs, the Company has maintained at the bank what it believes are adequate balances in cash, federal funds sold, and investment securities available for sale. Liquid assets (cash, Federal funds sold, interest bearing deposits in other financial institutions and unpledged investment securities available-for-sale) as a percent of total deposits were 22.4% and 20.5% as of September 30, 2004 and December 31, 2003, respectively.

Market risk sensitive instruments are generally defined as derivatives and other financial instruments. At September 30, 2004 and December 31, 2003, we had not used any derivatives to alter our interest rate risk profile. The Company’s financial instruments include loans receivable, Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank stock, investment securities, bank-owned life insurance, deposits, short term borrowings, and junior subordinated deferrable interest debentures. At September 30, 2004, our interest-sensitive assets totaled approximately $1.304 billion while interest-sensitive liabilities totaled approximately $875.9 million. At December 31, 2003, we had approximately $1.212 billion in interest-sensitive assets and approximately $837.9 million in interest-sensitive liabilities.

The yield on interest-sensitive assets and the cost of interest-sensitive liabilities for the nine months ended September 30, 2004 was 5.70% and 1.05%, respectively, compared to 5.67% and 1.27%, respectively, for the nine months ended September 30, 2003. The increase in the yield on interest-sensitive assets along with the decrease in the cost of interest-sensitive liabilities during 2003 and the first nine months of 2004 is primarily a result of the declining interest rate environment coupled with a shift in the composition of interest bearing deposits from higher-cost certificates of deposit to lower-cost products, such as money market accounts. In addition, certificates of deposit continued to mature and re-price downward.

Our interest-sensitive assets and interest-sensitive liabilities were reported to have estimated fair values of $1.306 billion and $832.6 million, respectively, at September 30, 2004. At December 31, 2003, those amounts were $1.210 billion and $803.3 million, respectively.

We evaluated the results of our net interest income simulation and market value of equity model prepared as of September 30, 2004 for interest rate risk management purposes. Overall, the model results indicate that the Company’s interest rate risk sensitivity is within limits set by the Company’s Board of Directors and the Company’s balance sheet is slightly asset sensitive. An asset sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase and during a falling interest rate environment, our net interest margin would decrease.

Net Interest Income Simulation

We use a simulation model to measure the changes in net interest income that would result from immediate and sustained changes in interest rates. This model is an interest rate risk management tool and the results are not necessarily an indication of the Company’s future net interest income. The results are based on input of period end balance sheet amounts and a given set of rate changes and assumptions. Significant variances from our assumptions may have significant effects on our net interest income.

As of September 30, 2004, the following table presents forecasted net interest income and net interest margin using a base market rate and the estimated change to the base scenario given an immediate and sustained upward and downward movement in interest rates of 100 basis points and 200 basis points (dollars in thousands).

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base	Net Interest Margin Percent	Net Interest Margin Change (in basis points)
Up 200 basis points	$64,042	8.09%	4.91%	37
Up 100 basis points	$61,666	4.08%	4.73%	19
BASE CASE	$59,247	—	4.54%	—
Down 100 basis points	$56,109	(5.30)%	4.30%	(24)
Down 200 basis points	$54,098	(8.69)%	4.15%	(39)

Our simulation results as of September 30, 2004 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates of 200 basis points would result in a 8.09% increase in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates of 200 basis points would result in an 8.69% decrease in net interest income over the next 12 months. The simulation results indicate that a 100 basis point upward shift in interest rates would result in a 19 basis point increase in our net interest margin, assuming all other variables remained unchanged. Conversely, a 100 basis point decline in interest rates would cause a 24 basis point decrease in our net interest margin.

Gap Analysis

As part of the interest rate management process, we use a gap analysis. A gap analysis provides information about the volume and re-pricing characteristics and relationship between the amounts of interest-sensitive assets and interest-sensitive liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest-sensitive assets and interest-sensitive liabilities re-pricing over different time intervals. The main focus of this interest rate management tool is the gap sensitivity identified as the one year cumulative gap.

	At September 30, 2004 Amounts Maturing or Re-pricing in
	3 months or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non-Sensitive	Total
ASSETS
Cash and due from banks	$—	$—	$—	$—	$68,711	$68,711
Federal funds sold	171,243	—	—	—	—	171,243
Investment securities	16,741	272	25,598	38,738	—	81,349
Loans, net of deferred fees and costs	384,594	54,261	170,586	441,558	—	1,050,999
Other assets	—	—	—	—	125,961	125,961

Total assets	$572,578	$54,533	$196,184	$480,296	$194,672	$1,498,263

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$—	$—	$—	$—	$424,465	$424,465
Savings, money market, NOW accounts	556,841	—	—	—	—	556,841
Time deposits	95,914	124,399	47,320	15	—	267,648
Short term debt	13,248	—	—	—	—	13,248
Long term debt	38,146	—	—	—	—	38,146
Other liabilities	—	—	—	—	12,809	12,809
Shareholders’ equity	—	—	—	—	185,106	185,106

Total liabilities and shareholders’ equity	$704,149	$124,399	$47,320	$15	$622,380	$1,498,263

Period gap	$(131,571)	$(69,866)	$148,864	$480,281	$(427,708)
Cumulative interest rate-sensitive assets	$572,578	$627,111	$823,295	$1,303,591
Cumulative interest rate-sensitive liabilities	$704,149	$828,548	$875,868	$875,883
Cumulative gap	$(131,571)	$(201,437)	$(52,573)	$427,708
Cumulative gap as a percent of:
Total assets	(8.8)%	(13.4)%	(3.5)%	28.5%
Interest earning assets	(10.1)%	(15.5)%	(4.0)%	32.8%

The preceding table indicates that as of September 30, 2004, we had a negative one year cumulative gap of $201.4 million, or 13.4% of total assets. This one year gap of a negative $201.4 million means more liabilities than assets would re-price if there were a change in interest rates over the next year. This gap position suggests that if interest rates were to increase, our net interest margin would most likely decrease. However, because in total there are more rate sensitive assets than liabilities and deposit liabilities tend to re-price more slowly and because asset and liability rates do not adjust on a one-to-one relationship, more sophisticated modeling indicates that our net interest margin would increase if interest rates were to rise.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Please see the section above titled “Asset/Liability Management, Liquidity and Interest Rate Sensitivity” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption “Quantitative and Qualitative Disclosure About Market Risk” in our Registration Statement on Form S-1 dated August 10, 2004. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 of this report regarding such forward-looking information.

ITEM 4.	Controls and Procedures

As of November 2, 2004, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(b) On August 10, 2004, the registration statement on Form S-1, registration file number 333-112778, relating to the initial public offering of 5,730,000 shares of common stock, was declared effective. The offering commenced on August 11, 2004. The offering with respect to those 5,730,000 shares was terminated on August 16, 2004, with the underwriters purchasing 5,230,000 shares from a selling shareholder and 500,000 shares from us. The underwriters exercised a portion of their over-allotment option on September 8, 2004 and purchased 68,194 shares of common stock from us and 713,306 shares of common stock from a selling shareholder on September 13, 2004. The underwriters over-allotment option was terminated as of September 13, 2004. The underwriters were Friedman Billings Ramsey; Keefe, Bruyette & Woods; and RBC Capital Markets.

A total of 6,589,500 shares of common stock were registered, including 859,500 shares reserved for issuance in the event of exercise of the underwriters’ over-allotment option. The aggregate price of the registered shares at the $20.00 offering price was $131,790,000. A total of 6,511,500 shares of common stock were sold, at an aggregate offering price of $130,230,000. The expenses incurred by Place Sierra Bancshares for underwriters’ commissions were $796,000, and other expenses of the offering are estimated at $3,306,000. The net offering proceeds to Placer Sierra Bancshares after deducting the foregoing expenses are estimated to be $7,262,000.

On September 7, 2004, Placer Sierra Bancshares entered into an Agreement and Plan of Merger with First Financial Bancorp pursuant to which Placer Sierra Bancshares would acquire First Financial Bancorp, and First Financial Bancorp’s subsidiary, Bank of Lodi, N.A., would be merged into the sole subsidiary of Placer Sierra Bancshares, Placer Sierra Bank. Placer Sierra Bancshares will use $50.0 million of its existing capital, including the proceeds of the offering, to pay merger consideration.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a)	Exhibits.

Exhibit Number	Description

2.1	The Agreement and Plan of Merger by and among Placer Sierra Bancshares, Placer Sierra Bank, First Financial Bancorp, and Bank of Lodi, N.A., dated September 7, 2004 (incorporated by reference to Exhibit 2.1 to Report on Form 8-K filed by Company on September 8, 2004).

31.1*	Certification of Ronald W. Bachli, Esq., Chairman of the Board and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David E. Hooston, Executive Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Ronald W. Bachli, Esq., Chairman of the Board and Chief Executive Officer of the Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of David E. Hooston, Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Risk Factors

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLACER SIERRA BANCSHARES

Date: November 4, 2004	/s/ DAVID E. HOOSTON
David E. Hooston
Chief Financial Officer