Form 10-K
period 2004-12-31
PLACER SIERRA BANCSHARES
filed 2005-03-31
CIK 1279410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50652

PLACER SIERRA BANCSHARES

(Exact Name of Registrant as Specified in Its Charter)

CALIFORNIA	94-3411134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

525 J Street, Sacramento, California	95814
(Address of principal executive offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act). Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price on the Nasdaq National Market as of December 31, 2004, the last day of the registrant’s most recently completed fiscal quarter was $217,669,013 million. Registrant does not have any nonvoting common equities.

As of March 15, 2005, there were 14,894,673 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days of December 31, 2004, and such information is incorporated herein by this reference.

PLACER SIERRA BANCSHARES

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2004

PART I

Discussions of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Placer Sierra Bancshares and its subsidiaries operates, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see “ITEM 1. BUSINESS. Factors That May Affect Future Results of Operations.” We do not undertake and specifically disclaim any obligation to update such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

ITEM 1. BUSINESS

Overview

We are a California-based bank holding company for Placer Sierra Bank, a California state-chartered commercial bank with 41 branches operating throughout California. We provide a broad array of financial services to small- to medium-sized businesses, their owners and employees and to consumers. Placer Sierra Bank conducts a portion of its banking business through the following divisions: Sacramento Commercial Bank, Bank of Lodi and Bank of Orange County. Through our 32 Northern California branches, we serve an eight-county area including Placer, Sacramento and El Dorado, commonly known as the greater Sacramento metropolitan region, and the adjacent counties of Amador, Calaveras, Nevada, Sierra, and San Joaquin. Through our nine Southern California branches, we serve both southern Los Angeles and Orange counties. As of December 31, 2004, we have 41 branches, but will soon have 40 branches as we are in the process of closing a recently acquired Sacramento branch that is located near our long established Sacramento branch headquarters.

Placer Sierra Bank, the largest community bank headquartered in the greater Sacramento metropolitan region, has provided financial services to commercial and consumer customers in Northern California for more than 57 years. The bank’s Southern California branches, known as Bank of Orange County, have provided these services in Southern California for more than 24 years and its Bank of Lodi division has provided services for more than 21 years. We offer our customers the resources of a large financial institution together with the resourcefulness and responsive customer service of a community bank. Through our branches and the use of technology, we offer a broad array of deposit products and services for both commercial and consumer customers, including electronic banking, cash management services, electronic bill payment and investment services. We emphasize relationship banking and focus on generating low cost deposits. We provide a comprehensive set of loan products such as commercial loans and leases, lines of credit, commercial real estate loans, Small Business Administration, or SBA, loans, residential mortgage loans, home equity lines of credit and construction loans, both commercial and residential. Our local decision making, together with our substantial lending limits is intended to give us a competitive advantage and provide a fast and efficient lending process. As of December 31, 2004, the lending limit of Placer Sierra Bank was approximately $35 million for unsecured loans and $58.4 million for unsecured and secured loans and leases combined. At December 31, 2004, we had total assets of $1.779 billion, loans and leases of $1.294 billion, deposits of $1.500 billion and shareholders’ equity of $191.6 million.

History

As of December 31, 2004, California Community Financial Institutions Fund Limited Partnership, or the Fund, owned 48.5% of our shares. Our bank was previously a wholly-owned subsidiary of Placer Capital Co., or PCC, which was incorporated in 1999 by the Fund, for the purpose of acquiring Placer Sierra Bank. In December 1999, PCC became a wholly-owned subsidiary of California Community Bancshares, Inc., or CCB. CCB was

restructured in December 2001, which resulted in, among other organizational changes, the formation of our company, Placer Sierra Bancshares, as well as Southland Capital Co., as wholly-owned subsidiaries of CCB. Pursuant to the restructuring, PCC merged into CCB, as a result of which CCB directly acquired all of the shares of Placer Sierra Bank. CCB then contributed all of the shares of Placer Sierra Bank to us, making Placer Sierra Bank our wholly-owned subsidiary. After completing a cash-out merger whereby all the CCB shareholders other than the Fund received cash in exchange for their shares of CCB stock, CCB adopted a plan of liquidation and distributed its assets, primarily our common stock and Southland Capital Co. common stock, to its sole shareholder, the Fund. Consequently, we and Southland Capital Co. became subsidiaries of the Fund at that time.

In August of 2002 SCC’s wholly owned subsidiary Bank of Orange County entered into an agreement to acquire Cerritos Valley Bancorp and Cerritos Valley Bank, the wholly owned subsidiary of Cerritos Valley Bancorp, which we collectively refer to as Cerritos. At the time of the acquisition the Fund owned 50.5% of Cerritos and minority shareholders owned 49.5%. The acquisition of Cerritos by Bank of Orange County was accounted for as a step acquisition. The 49.5% interest acquired from the minority shareholders was accounted for as a purchase. The contribution of the Fund’s interest in Cerritos by Bank of Orange County was accounted for using the “as-if-pooling” method of accounting, as the entities were under common control.

Recent Acquisitions

Southland Capital Co. and Bank of Orange County Acquisition

In May 2004, we acquired Southland Capital Co., the holding company for Bank of Orange County in a transaction structured as a stock-for-stock merger. Through the acquisition, we acquired nine full service branches in Artesia, Downey, Fullerton, Fountain Valley, Norwalk, Orange, Santa Fe Springs, Glendale and Huntington Park, California. Pursuant to the acquisition, Southland Capital Co. merged into us and Bank of Orange County became our subsidiary. In July 2004, Bank of Orange County was merged into our bank. Our bank operates the Southern California branches under a division named Bank of Orange County. Bank of Orange County serves the Los Angeles and Orange County areas.

First Financial Bancorp and Bank of Lodi Acquisition

In December, 2004, we acquired First Financial Bancorp, the parent holding company for Bank of Lodi. Through the acquisition, we acquired nine branches in Sacramento, Lodi, Plymouth, Woodbridge, Lockeford, Elk Grove, San Andreas, Galt and Folsom, California. The acquisition provides for a strong foothold in San Joaquin County, which we believe is currently underserved by existing financial institutions and presents excellent de novo branching opportunities. The market served by these branches is one of rapid customer growth evidenced by First Financial Bancorp’s growth between December 31, 1999 and September 30, 2004, whereby total assets and total deposits grew at compound annual rates of 14.3% and 12.7%, respectively.

Our Business Strategy

Our goal is to be the premier community banking company for the long-term benefit of our shareholders, customers and employees by increasing shareholder value and providing high-quality customer service. Our principal operating strategy is to continue our asset and earnings growth rates by:

•	Expanding core growth. We intend to improve core growth through relationship banking by focusing on:

•

Recruiting aggressively and retaining experienced commercial bankers who bring with them a portfolio of loyal loan and deposit customers. Over the past four years, we have been successful in attracting from other community banks, bankers who enjoy a following of customers including closely held family businesses. These relationships typically include lines of credit for on-going business operations, deposit accounts that require cash management services and the opportunity to provide services such as home equity lines and investment products.

•	Increasing our portfolio of variable interest rate loan products, specifically commercial and industrial, consumer and certain types of construction loans. We offer tailored and flexible loan products, including commercial and consumer loan products such as commercial loans, home equity lines of credit, construction loans (both residential and commercial) and mortgages and SBA guaranteed loans.

•	Utilizing our customer relationship management software to increase profitability. Our customer relationship software is designed to allow the bank to understand better who our most profitable customers are and to make every effort to retain them, to identify customers with similar qualities and cross sell to them products and services we believe will be most beneficial to them, and to improve the profitability of our less profitable customers. Additionally, our retail and commercial bankers will continue to analyze a customer for opportunities to cross sell additional profitable products and services.

•	Capitalizing on our deposit franchise. Our commercial bankers will continue to target “net depositors,” or customers whose deposit balances exceed their total borrowings, such as property managers, non-profit organizations and private schools. In addition, our retail sellers and referrers will utilize customer profile analytics to focus on organic growth while we will continue to strive for deposit growth from new customers in the communities we serve through use of direct mail and advertising. We offer competitive online banking and cash management services, including our Account LinkTM online financial management product for individuals and sole proprietors and our Intelligent BankerTM online corporate cash management solution (including real time information and imaged checks) and comprehensive demand and time deposit products designed to meet the varying needs of our commercial customers and the lifestyles of our consumer customers.

•	Maintaining high credit quality. As a result of our high credit quality, we have experienced low levels of non-performing assets and loan and lease losses. We intend to maintain our high credit quality by continuing to utilize stringent but efficient underwriting and credit risk management practices.

•	Effectively managing our balance sheet. We utilize our customer deposits, borrowings and other interest-bearing liabilities in combination with actively managing the bank’s investment and loan portfolio mix and duration to maximize our net interest margin while limiting interest rate and market risks.

•	Expanding within our geographic markets. We intend to focus on high growth metropolitan areas in our California markets to attract additional small- to medium-size businesses. We plan to open additional branch locations in order to better serve the needs of the fast growing communities in our market areas. We anticipate opening at least three additional branches or loan production offices by the first quarter of 2006.

•	Increasing our non-interest income through increased non-deposit investment product sales, sales and referrals of loans to secondary markets and through the utilization of our management customer information software. Our bankers regularly analyze our consumer and commercial customers to allow us to sell products which enhance bank profitability while meeting our customers’ needs. For the year 2005 we will place particular focus on identifying opportunities to generate loans for referral to third parties in order to generate revenues to offset costs in 2005 to expand our sales team in both central and Southern California.

•	Maintaining and increasing our customer base by positioning ourselves as a premier community financial institution in our market areas. Our goal is to enhance our ties to the communities we serve and, over the next three years, continue to build and capitalize on our reputation in the communities we serve by, among other things:

•	Continuing to leverage our integrated, customer-centered, sales and service culture as we strive to provide high-quality service combined with our needs-based selling culture. As we strive to distinguish ourselves from our competitors, we combine our needs-based sales culture with a highly inspected set of service standards which we require our banking center employees to deliver. Managers’ incentive compensation is contingent upon, among other things, our employees’ delivery of a pre-determined level of service. We utilize a third-party service to “shop” our branches quarterly and assess the level of customer service being provided.

•	Attracting, developing and retaining a group of employees skilled in the financial services industry and establishing ourselves as an employer of choice in our market areas. We believe that skilled employees and management are the foundation of a successful company. We will strive to continue to develop and sustain a corporate culture that embraces, promotes, professionally develops, nurtures, educates and supports all employees in a dynamic environment.

•	Assessing branches on an on-going basis. We will continue to refine the methodology that we use to analyze each branch for, among other things, growth opportunity, profitability, configuration and staffing. Management regularly reviews whether branches should be relocated, closed or otherwise restructured.

Banking Business

We provide banking and other financial services throughout our targeted Northern and Southern California markets to consumers and to small- and medium-sized businesses, including the owners and employees of those businesses. We offer a broad range of banking products and services including many types of commercial and personal checking and savings accounts and other consumer banking products, including electronic banking products. We offer on-line, real-time cash management services such as check imaging, statement imaging, electronic bill payment, wire transfers and automated clearinghouse debits and credits, among others.

We also originate a variety of loans including secured and unsecured commercial and consumer loans, commercial and residential real estate mortgage loans, SBA loans and residential and commercial construction loans. Special services or requests beyond the lending limits of the bank are arranged through correspondent banks. We have a network of ATMs and offer access to ATM networks through other major banks. The bank issues MasterCard and Visa credit and debit cards through a correspondent bank and is also a merchant depository for cardholder drafts under Visa and MasterCard. We provide non-deposit investment products through a third-party and international banking services through correspondent banks.

We recognize that certain types of loans and leases have inherently more risk than others. For instance, commercial real estate loans have more risk than home mortgages because they are generally larger and often rely on income from multiple business tenants. Commercial term loans to businesses have more risk than automobile loans to consumers because they are generally larger and depend upon the success of often complex businesses. Unsecured loans have more risk than collateralized loans. Through the bank, we concentrate our lending activities in three principal areas:

Real Estate Loans. Real estate loans are comprised of construction loans, miniperm and long-term loans collateralized by first deeds of trust on specific properties, home mortgages and equity lines of credit. Construction loans are comprised of two types:

•	loans on residential and income-producing properties that generally have terms of less than two years and typically bear an interest rate that floats with the prime rate or another established index, and

•	loans for construction of owner-occupied single-family residences. The bank offers options including 12- to 18-month loans at fixed or adjustable rates, and we offer an “all-in-one” construction loan (a construction and term loan all in one) with 15 or 30 year maturities at fixed or adjustable rates.

Home mortgages are principally comprised of 15- and 30- year fixed and adjustable rate loans collateralized by first deeds of trust on owner-occupied one to four family residences. The miniperm loans and long-term loans finance the purchase and/or ownership of income producing properties. Miniperm loans are generally made with an amortization schedule ranging from 15 to 25 years with a lump sum balloon payment due in one to 10 years. Equity lines of credit are revolving lines of credit collateralized by junior deeds of trust on real properties. They bear a rate of interest that floats with the prime rate and have maturities of ten years.

Our real estate portfolio is subject to certain risks, including:

•	a possible downturn in the California economy,

•	sensitivity to interest rate risk,

•	reduction in real estate values, and

•	continued increase in competitive pricing and loan structure.

We strive to reduce the exposure to these risks by:

•	reviewing each real estate loan request and renewal individually,

•	separating the real estate loan origination, marketing and sales process from the underwriting and credit approval process, and

•	strict adherence to written loan policies, including, among other factors, minimum collateral requirements, maximum loan-to-value ratio requirements and minimum debt service requirements.

Commercial Loans and Leases. Commercial loans and leases are made to finance operations, to provide working capital or for specific purposes, such as to finance the purchase of fixed assets, equipment or inventory or for agricultural production. Our policies provide specific guidelines regarding required debt coverage and other important financial ratios. Commercial loans include lines of credit and commercial term loans. Lines of credit are extended to businesses or consumers based on the financial strength and integrity of the borrower and generally (with some exceptions) are collateralized by short-term assets such as accounts receivable or inventory and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with the prime rate or another established index. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, in rare cases, to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. They may be collateralized by the asset being acquired or other available assets and bear interest which either floats with the prime rate or another established index or is fixed for the term of the loan.

Our commercial loan and lease portfolio is subject to certain risks, including:

•	a possible downturn in the California economy,

•	deterioration of a commercial borrower’s financial capabilities,

•	continued increase in competitive pricing and loan structure, and

•	for those associated with agriculture, commodity price fluctuations and factors resulting in low yields.

We strive to reduce the exposure to these risks by:

•	reviewing each loan and lease request and renewal individually,

•	separating the loan and lease origination, marketing and sales process from the underwriting and credit approval process, and

•	strict adherence to written loan and lease policies, including, among other factors, minimum collateral requirements, minimum debt service requirements and minimum financial reporting covenants in business loan agreements.

Consumer Loans. We provide consumer loans, including personal loans, automobile loans and leases, boat loans, home improvement loans, revolving lines of credit and other loans typically made by banks to individual borrowers.

Our consumer loan portfolio is subject to certain risks, including:

•	a possible downturn in the California economy,

•	reduction in real estate values, and

•	consumer bankruptcy laws which allow consumers to discharge certain debts.

We strive to reduce the exposure to these risks by:

•	reviewing each loan and lease request and renewal individually,

•	separating the loan and lease origination, marketing and sales process from the underwriting and credit approval process, and

•	strict adherence to written loan and lease policies, including, among other factors, minimum collateral requirements, maximum loan-to-value ratio requirements and maximum debt-to-income limits.

Each loan and lease request is reviewed on the basis of our ability to recover both principal and interest in view of the inherent risks. In addition, loans and leases based on short-term asset values are monitored on a monthly or quarterly basis. In general, we receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

Lending Procedures and Credit Approval Process

We maintain a credit approval process which helps reduce our loan and lease losses and loan and lease workout costs. We segregate the loan and lease origination, marketing and sales process from the loan and lease underwriting and approval process. Loan and lease underwriting and approval is centralized at the bank’s Auburn, California administrative headquarters and at a satellite office in Anaheim, California, which provides for consistency, control, efficiency and better customer service. Loan and lease applications are obtained by business development officers and by branch personnel at the bank and submitted for processing and underwriting. Separate units are responsible for underwriting various types of loans and leases. The bank’s Northern California Business Lending Group (Auburn, CA) and its Southern California Lending Group (Anaheim, CA) underwrite commercial, commercial real estate and SBA loans and leases, the Residential Loan Department underwrites residential loans and the Consumer Loan Department underwrites consumer loans.

Legal lending limits are calculated in conformance with applicable law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for loan and lease losses on an unsecured basis and 25% on a combined secured and unsecured basis. Our primary capital plus allowance for loan and lease losses at December 31, 2004 totaled $233.5 million. At December 31, 2004, the authorized legal lending limits of the bank was approximately $35.0 million for unsecured loans and $58.4 million for unsecured and secured loans and leases combined. Our largest borrower as of December 31, 2004 had an aggregate outstanding loan liability of approximately $16.2 million.

We seek to mitigate the risks inherent in our loan and lease portfolio by adhering to established underwriting practices. These practices include analysis of prior credit histories, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets. Our lending practices are reviewed quarterly by an outside loan review company with a view to ensuring that loans and leases are made in compliance with our lending policies and safe and sound banking practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans and leases we make, we may incur losses on loans and leases which meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves for such losses in the allowance for loan and lease losses.

Deposit Products

We offer a broad array of online banking, cash management services and demand and time deposit products. Our 41-branch network enables us to offer a full range of deposits, loans and leases and personalized services to our targeted commercial and consumer customers.

Our competitive online banking and cash management services include our Account Link™ online financial management product for individuals and sole proprietors and our Intelligent Banker™ online corporate cash management solution for businesses. Account Link™ provides Internet access to financial management tools, permitting our consumer customers to obtain real-time account information, including balances and transaction history, images of checks, transfer funds between accounts at the bank, pay bills online, access loans and credit lines, communicate by email with the bank and export information to financial management software for account reconciliation. Intelligent Banker™ provides our commercial customers with a 24 hour per day/seven day per week flexible electronic commerce solution that addresses the cash management challenges of our commercial customers. Intelligent Banker™ has customized security and employed access features and enables our commercial customers to conduct balance inquiries, review their account history and transactions details, obtain check images over the internet, transfer funds between accounts, initiate wire transfers, engage in approved transactions, and process stop payment instructions, check reorders and information requests. Account Link™ and Intelligent Banker™ use security and encryption software designed to afford secure online banking and cash management.

We offer a comprehensive suite of demand and time deposits designed to address the varying needs of our commercial customers and the lifestyles of our consumer customers. These products include corporate and consumer savings, checking, money market accounts and certificates of deposit. A number of these products are tailored to address the banking requirements of targeted portions of our customer base such as our checking products for senior citizens and our distinct commercial checking products for:

•	clubs, associations and not-for-profit organizations,

•	sole proprietors and other small businesses, and

•	qualified commercial customers.

As a community bank, the bank’s services are designed to make banking with us easy and convenient. Our traditional branch banking facilities offer a personalized level of service to our commercial and consumer customers. In addition, our ATMs, point-of-sale locations, online banking services, telephonic banking services, direct deposit, night drop, courier services and other deposit-related services accommodate the diverse needs of our commercial and consumer customers in the communities we serve.

Business Concentrations/Customers

No individual or single group of related accounts is considered material in relation to our assets or the bank’s assets or deposits, or in relation to the overall business of the bank or Placer Sierra Bancshares. However, approximately 83% of our loan and lease portfolio at December 31, 2004 consisted of real estate-related loans including construction loans, miniperm loans, real estate mortgage loans and commercial loans secured by real estate. Moreover, our business activities are currently focused in Northern and Southern California. In Northern California, our business is focused in the counties of Placer, Sacramento and El Dorado, commonly known as the greater Sacramento metropolitan region, and the adjacent counties of Amador, Calaveras, Nevada, Sierra, and San Joaquin. In Southern California, our business is focused in Los Angeles and Orange counties. Consequently, our financial condition, results of operations and cash flows are dependent upon the general trends in the California economy and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in the greater Sacramento metropolitan region and in Los Angeles and Orange counties exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes such as earthquakes, fires and floods in these regions.

Competition

The banking and financial services industry in California generally, and in the Bank’s market specifically is highly competitive with respect to loans and deposits as well as other banking services. The market is dominated by a relatively small number of large financial institutions with a large number of offices and full-service operations over a wide geographic area. Among the advantages those institutions have in comparison to us are their ability to finance and engage in wide ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. They also may offer certain services which are not offered directly by us. By virtue of their greater total capitalization, the major financial institutions have substantially higher lending limits than we do. We also compete with community and regional banks from other areas that are moving into our market. Other entities in both the public and private sectors seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for us in the acquisition of deposits. We also compete with money market funds and issuers of other money market instruments. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card and other consumer finance services, including on-line banking services and personal finance software. Competition for deposit and loan products remains strong from both banking and non-banking firms and this competition directly affects the rates of those products and the terms on which they are offered to consumers.

Technological innovation continues to contribute to greater competition in domestic and international financial services markets. Technological innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services previously limited to traditional banking products. In addition, customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches and in-store branches.

Mergers between financial institutions have placed additional pressure on banks to consolidate their operations, reduce expenses and increase revenues to remain competitive. In addition, competition has intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically with fewer restrictions than in the past. These laws allow banks to merge with other banks across state lines, thereby enabling banks to establish or expand banking operations in our market. The competitive environment is also significantly impacted by federal and state legislation which make it easier for non-bank financial institutions to compete with us.

Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. As an active participant in financial markets, we strive to anticipate and adapt to dynamic competitive conditions, but we cannot assure you as to their impact on our future business, financial condition, results of operations or cash flows or as to our continued ability to anticipate and adapt to changing conditions. In order to compete with other competitors in our primary service area, we attempt to use to the fullest extent possible the flexibility which our independent status permits, including an emphasis on specialized services, local promotional activity and personal contacts.

Economic Conditions, Government Policies, Legislation, and Regulation

Our profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by us on our interest-earning assets, such as loans extended to our clients and securities held in our investment portfolio, comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on us cannot be predicted.

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. We cannot predict whether any potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.

Supervision and Regulation

General

Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of our shareholders. Set forth below is a summary description of the material laws and regulations which relate to our operations. The description is qualified in its entirety by reference to the applicable laws and regulations.

Placer Sierra Bancshares

As a bank holding company, we are subject to regulation and examination by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the BHCA. We are required to file with the Federal Reserve periodic reports and such additional information as the FRB may require. Recent changes to the bank holding company rating system emphasize risk management and evaluation of the potential impact of nondepository entities on safety and soundness.

The Federal Reserve may require us to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments when the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of our banking subsidiary. The Federal Reserve also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, we must file written notice and obtain Federal Reserve approval prior to purchasing or redeeming our equity securities. Further, we are required by the FRB to maintain certain levels of capital. See “—Capital Standards.”

We are required to obtain prior Federal Reserve approval for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior Federal Reserve approval is also required for the merger or consolidation of the company and another bank holding company.

We are prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to our subsidiaries. However, subject to the prior Federal Reserve approval, we may engage in any, or acquire shares of companies engaged in, activities that the Federal Reserve deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

It is the policy of the Federal Reserve that each bank holding company serve as a source of financial and managerial strength to its subsidiary bank(s) and it may not conduct operations in an unsafe or unsound manner. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of Federal Reserve regulations or both.

We are also a bank holding company within the meaning of the California Financial Code. As such, we and our subsidiaries are subject to examination by and may be required to file reports with the California Department of Financial Institutions, or DFI.

The Bank

As a California chartered bank, the bank is subject to primary supervision, periodic examination, and regulation by the DFI. As a member of the Federal Reserve System, the bank is also subject to regulation, supervision and periodic examination by the Federal Reserve. The bank’s deposits are insured by the Federal Deposit Insurance Corporation, or FDIC, to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases. Insured banks are subject to FDIC regulations applicable to all insured institutions.

If, as a result of an examination of the bank, the Federal Reserve or DFI determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of our operations are unsatisfactory or that we are violating or have violated any law or regulation, various remedies are available to the Federal Reserve, including the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict our growth, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate our deposit insurance, which would result in a revocation of the bank’s charter.

The DFI also possesses broad powers to take corrective and other supervisory actions to resolve the problems of California state chartered banks. These enforcement powers include cease and desist orders, the imposition of fines, the ability to take possession of a bank and the ability to close and liquidate a bank.

Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the bank can form subsidiaries to engage in expanded financial activities to the same extent as a national bank. However, in order to form a financial subsidiary, the bank must be well-capitalized and would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks. Generally, a financial subsidiary is permitted to engage in activities that are “financial in nature” or incidental thereto, even though they are not permissible for the national bank to conduct directly within the bank. The definition of “financial in nature” includes, among other items, underwriting, dealing in or making a market in securities, including, for example, distributing shares of mutual funds. The subsidiary may not, however, engage as principal in underwriting insurance, issue annuities or engage in real estate development or investment or merchant banking.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses accounting oversight and corporate governance matters, including:

•	the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;

•	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances;

•	required executive certification of financial presentations;

•	increased requirements for board audit committees and their members;

•	enhanced disclosure of controls and procedures and internal control over financial reporting;

•	enhanced controls on, and reporting of, insider trading; and

•	statutory separations between investment bankers and analysts.

The new legislation and its implementing regulations have resulted in increased costs of compliance, including certain outside professional costs. We anticipate these costs will have a material impact on our operations, due to costs to add regulatory support personnel and costs to ensure effectiveness of internal controls and testing.

USA PATRIOT Act of 2001

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, referred to as the USA PATRIOT Act.

Under the USA PATRIOT Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	To conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction,

•	To ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions,

•	To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner, and

•	To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions are required to establish and maintain anti-money laundering programs which included

•	The establishment of a customer identification program,

•	The development of internal policies, procedures, and controls,

•	The designation of a bank secrecy act officer,

•	An ongoing employee training program, and

•	An independent audit function to test the programs.

Our bank has implemented comprehensive policies and procedures to address the requirements of the USA PATRIOT Act.

Privacy

Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

In recent years, a number of states have implemented their own versions of privacy laws. For example, in 2003, California adopted standards that are more restrictive than federal law, allowing bank customers the opportunity to bar financial companies from sharing information with their affiliates.

Payment of Dividends and Other Transfer of Funds

Placer Sierra Bancshares

Our shareholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available therefore, subject to a dividend preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California General Corporation Law. The California General Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution. The California General Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions: (i) the corporation’s assets equal at least 125% its liabilities and (ii) the corporation’s current assets equal at least its current liabilities or, alternatively, if the average of the corporation’s earnings before taxes on income and interest expense for the two preceding fiscal years was less than the average of the corporation’s interest expense for such fiscal years, the corporation’s current assets equal at least 125% of current liabilities.

Our principal source of cash revenues is dividends received from the bank.

Placer Sierra Bank

Under state law, the board of directors of a California state chartered bank may declare a cash dividend, subject to the restriction that the amount available for the payment of cash dividends is limited to the lesser of the bank’s retained earnings, or the bank’s net income for the latest three fiscal years, less dividends previously paid during that period, or, with the approval of the Commissioner of the DFI, to the greater of the retained earnings of the bank, the net income of the bank for its last fiscal year or the net income of the bank for its current fiscal year.

Federal Reserve regulations also govern the payment of dividends by a state member bank. Under Federal Reserve regulations, dividends may not be paid unless both capital and earnings limitations have been met. First, no dividend may be paid if it would result in a withdrawal of capital or exceed the member bank’s net profits then on hand, after deducting its losses and bad debts. Exceptions to this limitation are available only upon the prior approval of the Federal Reserve and the approval of two-thirds of the member bank’s shareholders which, in the case of the bank, would require our approval, as sole shareholder of the bank. Second, a state member bank may not pay a dividend without the prior written approval of the Federal Reserve if the total of all dividends declared in one calendar year, including the proposed dividend, exceeds the total of net income for that year plus the preceding two calendar years less any required transfers to surplus under state or federal law. Under such restrictions, the amount available for payment of dividends to us by the bank totaled $13.8 million at December 31, 2004. However, such amount is further restricted due to the fact that the bank must keep a certain amount of capital in order to be “well capitalized” as described below in “—Capital Standards.” Accordingly, the amount available for payment of dividends to us by the bank for the bank to remain “well capitalized” immediately thereafter totaled $2.0 million at December 31, 2004.

The Federal Reserve has broad authority to prohibit a bank from engaging in banking practices which it considers to be unsafe or unsound. It is possible, depending upon the financial condition of the bank in question and other factors, that the Federal Reserve may assert that the payment of dividends or other payments by a member bank is considered an unsafe or unsound banking practice and therefore, implement corrective action to address such a practice.

Accordingly, the future payment of cash dividends by the bank to us will generally depend not only on the bank’s earnings during any fiscal period but also on the bank meeting certain capital requirements and maintaining an adequate allowance for loan and lease losses.

Capital Standards

The Federal Reserve and the FDIC have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are reported as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk federal banking agencies, to 200% for assets with relatively high credit risk.

A banking organization’s risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a bank’s total capital is divided into tiers. “Tier 1 capital” consists of (1) common equity, (2) qualifying noncumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including a minority interest in the form of trust-preferred securities), less goodwill and certain other intangible assets. Not more than 25% of qualifying Tier 1 capital may consist of trust-preferred securities. “Tier 2 capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier 1 capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. “Tier 3 capital” consists of qualifying unsecured subordinated debt. The sum of Tier 2 and Tier 3 capital may not exceed the amount of Tier 1 capital. The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. Proposed accounting rules regarding special purpose entities (Fin 46) called into question the regulatory capital treatment of minority interests in the form of trust preferred securities and had the potential of disqualifying such trust preferred securities from Tier 1 capital status. However, in March of 2005, the Federal Reserve published in the Federal Register a final rule that will retain minority interests in the form of trust preferred securities in the Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. The final rule will be effective March 31, 2009. Under the final rule the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Internationally active bank holding companies would generally be expected to limit trust preferred securities and certain other capital elements to 15 percent of Tier 1 capital elements, net of goodwill. Trust preferred securities currently make up 41.71% of our Tier 1 capital.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, we are required to maintain certain levels of capital, as is the bank. The minimum regulatory capital guidelines for an institution and for an institution to be considered “well capitalized” as well as our actual capitalization on a consolidated basis and for the bank as of December 31, 2004 are set forth under “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Capital Resources.” As of December 31, 2004, we exceeded each of the capital requirements to be deemed “well capitalized”. As of December 31, 2004, we own the common stock of trusts that have issued $52 million of trust preferred securities. These securities are currently included in our Tier 1 capital for purposes of determining our Tier 1 and total risk-based capital ratios. As discussed above, effective March 31, 2009, we will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier 1 capital. We have determined that our Tier 1 capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at December 31, 2004. We expect our Tier 1 capital ratios will be at or above the well capitalized levels on March 31, 2009. For more information, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Capital Resources.”

In addition, federal banking regulators may set capital requirements higher than the minimums described above for financial institutions whose circumstances warrant it. For example, a financial institution experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

Basel Committee on Banking Supervisions (Basel II Capital Framework)

The current international regulators’ agreement on risk-based capital are to be replaced over the next several years by a new “Basel II Framework for Capital Adequacy.” These international capital standards would require certain large and internationally active U.S. banking organizations to implement a more risk-sensitive approach for regulatory capital standards, utilizing internal estimates of certain risk parameters. Other banks would/could adopt the procedures on a voluntary basis. The US bank regulatory agencies are expected to continue to issue substantial guidance to domestic US banks on the options and process for implementing Basel II. The costs and time required for us to fully implement Basel II in the future are uncertain, but could be significant.

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2004, the bank exceeded the required ratios for classification as “well capitalized.”

An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized—without the express permission of the institution’s primary regulator.

Safety and Soundness Standards

The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to:

•	internal controls, information systems and internal audit systems,

•	loan documentation,

•	credit underwriting,

•	asset growth,

•	earnings, and

•	compensation, fees and benefits.

In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should:

•	conduct periodic asset quality reviews to identify problem assets,

•	estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses,

•	compare problem asset totals to capital,

•	take appropriate corrective action to resolve problem assets,

•	consider the size and potential risks of material asset concentrations, and

•	provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance

Through the Bank Insurance Fund, or BIF, the FDIC insures our customer deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund.

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks. Any increase in assessments or the assessment rate could have a material adverse effect on our business, financial condition, results of operations or cash flows, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for the bank would have a material adverse effect on our business, financial condition, results of operations or cash flows.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of fiscal 2004 at approximately 1.46 cents for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

Extensions of Credit to Insiders and Transactions with Affiliates

The Federal Reserve Act and Federal Reserve Regulation O place limitations and conditions on loans or extensions of credit to:

•	a bank’s or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities),

•	any company controlled by any such executive officer, director or shareholder, or

•	any political or campaign committee controlled by such executive officer, director or principal shareholder.

Loans and leases extended to any of the above persons must comply with loan-to-one-borrower limits, require prior full board approval when aggregate extensions of credit to the person exceed specified amounts, must be made on substantially the same terms (including interest rates and collateral) as, and follow credit-underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with non-insiders, and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, Regulation O provides that the aggregate limit on extensions of credit to all insiders of a bank as a group cannot exceed the bank’s unimpaired capital and unimpaired surplus. Regulation O also prohibits a bank from paying an overdraft on an account of an executive officer or director, except pursuant to a written pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or a written pre-authorized transfer of funds from another account of the officer or director at the bank.

The bank also is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Such restrictions prevent any affiliates from borrowing from us unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by us to or in any affiliate are limited, individually, to 10.0% of our capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of our capital and surplus. Some of the entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies, investment companies whereby the bank’s affiliate serves as investment advisor, and financial subsidiaries of the bank. Additional restrictions on transactions with affiliates may be imposed on us under the prompt corrective action provisions of federal law. See “— Prompt Corrective Action and Other Enforcement Mechanisms.”

Consumer Protection Laws and Regulations

The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. The bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

The Community Reinvestment Act, or CRA, is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” In its last examination for CRA compliance, as of March 3, 2003, the bank was rated “satisfactory.”

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or FACT, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and give consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with FACT, financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer’s election to opt out would be applicable for at least five years.

The Check Clearing for the 21st Century Act, or Check 21, facilitates check truncation and electronic check exchange by authorizing a new negotiable instrument called a “substitute check,” which is the legal equivalent of an original check. Check 21, effective October 28, 2004, does not require banks to create substitute checks or accept checks electronically; however, it does require banks to accept a legally equivalent substitute check in place of an original.

The Equal Credit Opportunity Act, or ECOA, generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act, or TILA, is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act, or FH Act, regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Home Mortgage Disclosure Act, or HMDA, grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

•	making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”)

•	inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”)

•	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Federal Reserve regulations aimed at curbing such lending significantly widen the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

Finally, the Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with the CRA, TILA, FH Act, ECOA, HMDA and RESPA generally, the bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Interstate Banking and Branching

Banks have the ability, subject to certain state restrictions, to acquire by acquisition or merger branches outside their home states. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

Change in Control

The BHCA, and the Change in Bank Control Act of 1978, as amended, together with regulations of the Federal Reserve, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to the FRB and not disapproved prior to any person or entity acquiring “control” of a state member bank, such as the bank, subject to exemptions for some transactions. Control is conclusively presumed to exist if an individual or entity acquires 25% or more of any class of voting securities of the bank. Control is rebuttably presumed to exist if an entity acquires 10% or more but less than 25% of any class of voting securities and either the entity has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or no other person will own a greater percentage of that class of voting securities immediately after the transaction.

Federal Home Loan Bank System

The bank is a member of the Federal Home Loan Bank of San Francisco, or FHLB-SF. Among other benefits, each Federal Home Loan Bank, or FHLB, serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the bank is required to own capital stock in the FHLB-SF. At December 31, 2004, we were in compliance with the stock requirement.

Federal Reserve System

The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2004, we were in compliance with these requirements.

Employees

As of December 31, 2004, Placer Sierra Bancshares on a consolidated basis had approximately 523 full time equivalent employees.

Website

Our website address is www.plsb.com. We make available free of charge on our website our annual report on Form 10-K, our quarterly report on Form 10-Q and our current reports on Form 8-K as soon as reasonably practicable after we file such reports with the SEC. None of the information on or hyperlinked from our website is incorporated into this Annual Report on Form 10-K.

Factors That May Affect Future Results of Operations

In addition to the other information contained in this report, the following risks may affect us. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

Failure to realize anticipated cost savings from the First Financial Bancorp and the Bank of Lodi transaction could adversely affect our performance.

In December 2004, we acquired First Financial Bancorp and its wholly-owned subsidiary Bank of Lodi. Bank of Lodi was merged with and into our bank, Placer Sierra Bank. We expect the merger of Bank of Lodi with and into our bank will generate expense reductions of between approximately 35% and 45% of First Financial Bancorp’s pre-acquisition total non-interest expenses. We intend to achieve these expense reductions by eliminating redundant staff and duplicative operations, technology, and outside services, consolidation of facilities and through realization of limited additional purchasing efficiencies. We may fail to realize some or all of these anticipated cost savings, and the time frame to achieve such cost savings may be longer than anticipated.

Changes in economic conditions could materially hurt our business.

Our business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. We are particularly affected by economic conditions in the state of California. Deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows:

•	problem assets and foreclosures may increase,

•	demand for our products and services may decline,

•	low cost or non-interest bearing deposits may decrease, and

•	collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

In view of the concentration of our operations and the collateral securing our loan portfolio in both Northern and Southern California, we may be particularly susceptible to the adverse effects of any of these consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our growth and expansion, including our recent acquisition of Southland Capital Co. and Bank of Orange County and our acquisition of First Financial Bancorp and Bank of Lodi may strain our ability to manage our operations and our financial resources.

Our financial performance and profitability depend on our ability to execute our corporate growth strategy. In addition to seeking deposit and loan and lease growth in our existing markets, we intend to pursue expansion opportunities through strategically placed new branches, by acquiring community banks in identified strategic markets, or by acquiring branch locations that we find attractive. Continued growth, however, may present operating and other problems that could adversely affect our business, financial condition, results of operations and cash flows. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.

Our growth may place a strain on our administrative, operational and financial resources and increase demands on our systems and controls. We plan to pursue opportunities to expand our business through internally generated growth and acquisitions. We anticipate that our business growth may require continued enhancements to and expansion of our operating and financial systems and controls and may strain or significantly challenge them. The process of consolidating the businesses and implementing the strategic integration of any acquired businesses, including Southland Capital Co. and Bank of Orange County and First Financial Bancorp and Bank of Lodi, with our existing business may take a significant amount of time. It may also place additional strain on our resources and could subject us to additional expenses. We cannot assure you that we will be able to integrate these businesses successfully or in a timely manner. In addition, our existing operating and financial control systems and infrastructure may not be adequate to maintain and effectively monitor future growth.

Our continued growth may also increase our need for qualified personnel. We cannot assure you that we will be successful in attracting, integrating and retaining such personnel. The following risks, associated with our growth, could have a material adverse effect on our business, financial condition, results of operations and cash flows:

•	our inability to continue to upgrade or maintain effective operating and financial control systems,

•	our inability to recruit and hire necessary personnel or to successfully integrate new personnel into our operations,

•	our inability to integrate successfully the operations of acquired businesses, including Southland Capital Co. and Bank of Orange County and First Financial Bancorp and Bank of Lodi successfully or to manage our growth effectively, or

•	our inability to respond promptly or adequately to the emergence of unexpected expansion difficulties.

We face risks associated with acquisitions, including the Southland Capital Co. and Bank of Orange County and First Financial Bancorp and Bank of Lodi mergers, relating to difficulties in integrating combined operations, potential disruption of operations and related negative impact on earnings, and incurrence of substantial expenses.

Growth through acquisitions represents a component of our business strategy and we have recently pursued this element of our business strategy through the Southland Capital Co. and Bank of Orange County and First Financial Bancorp and Bank of Lodi mergers. We expect to continue to seek to acquire banks and branches in strategic markets. The Southland Capital Co. and Bank of Orange County and First Financial Bancorp and Bank of Lodi mergers are, and any future acquisitions will be, accompanied by the risks commonly encountered in acquisitions. These risks include, among other things:

•	the difficulty of integrating the operations and personnel of acquired banks and branches,

•	the potential disruption of our ongoing business,

•	the inability of our management to maximize our financial and strategic position by the successful implementation of uniform product offerings and the incorporation of uniform technology into our product offerings and control systems, and

•	the inability to maintain uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of changes in management.

We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. We cannot assure you that our integration of acquired banks’ or branches’ operations will be successfully accomplished. Our inability to improve the operating performance of acquired banks and branches or to integrate successfully their operations could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, as we proceed with acquisitions in which the consideration consists of cash, a substantial portion of our available cash will be used to consummate the acquisitions.

The purchase price of banks or branches that might be attractive acquisition candidates for us may significantly exceed the fair values of their net assets. As a result, material goodwill and other intangible assets would be required to be recorded. In connection with acquisitions, we could incur substantial expenses, including the expenses of integrating the business of the acquired bank or branch with our existing business.

We expect that competition for appropriate candidates may be significant. We may compete with other banks or financial service companies with similar acquisition strategies, many of which may be larger or have greater financial and other resources than we have. We cannot assure you that we will be able to successfully identify and acquire suitable banks or branches on acceptable terms and conditions.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of and experience in the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of our senior executive management team of Messer’s Ronald W. Bachli, Randall E. Reynoso, and David E. Hooston, who have expertise in community banking and experience in the markets we serve and have targeted for future expansion. We are also dependent upon a number of other key executives who are California natives or are long-time residents and who are integral to implementing our business plan. The loss of the services of any one of our senior executive management team or other key executives could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our balance sheet is asset sensitive. Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Changes in the interest rate environment may reduce our profits. A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. At December 31, 2004 our balance sheet was asset sensitive and, as a result, our net interest margin tends to expand in a rising interest rate environment and decline in a falling interest rate environment. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities, Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Although we have been successful in generating new loans and leases during the year ended 2004, the continuation of historically low interest rate levels may cause additional refinancing of commercial real estate and 1-4 family residence loans, which may depress our loan volumes or cause rates on loans to decline. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations or reduce the amount they wish to borrow. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

The types of loans in our portfolio have a higher degree of risk and a downturn in our real estate markets could hurt our business.

A downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. The median sales price of a single family home in California increased 22% from March 2003 to March 2004 and home sales increased 4% during the same period. The rise in price is attributed to an increase in demand for homes, coupled with a shortage of supply of new homes across the state. If there is a significant decline in real estate values, especially in California, the collateral for our loans will provide less security. Real estate values could also be affected by, among other things, earthquakes and national disasters particular to California. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we cannot attract deposits, our growth may be inhibited.

We plan to increase significantly the level of our assets, including our loan portfolio. Our ability to increase our assets depends in large part on our ability to attract additional deposits at competitive rates. We intend to seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in our markets and by establishing personal relationships with our customers. We cannot assure you that these efforts will be successful. Our inability to attract additional deposits at competitive rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our allowance for loan and lease losses may not be adequate to cover actual losses.

A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond our ability to predict, influence, or control.

Like all financial institutions, we maintain an allowance for loan and lease losses to provide for loan and lease defaults and non-performance. Our allowance for loan and lease losses may not be adequate to cover actual loan and lease losses, and future provisions for loan and lease losses could materially and adversely affect our business, financial condition, results of operations and cash flows. The allowance for loan and lease losses reflects our estimate of the probable losses in our loan and lease portfolio at the relevant balance sheet date. Our allowance for loan and lease losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan and lease portfolio and economic factors. The determination of an appropriate level of loan and lease loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates. Federal and state regulatory agencies, as an integral part of their examination process, review our loans and leases and allowance for loan and lease losses. While we believe that our allowance for loan and lease losses is adequate to cover current losses, we cannot assure you that we will not increase the allowance for loan and lease losses further or that regulators will not require us to increase this allowance. Either of these occurrences could have a material adverse affect our business, financial condition, results of operations and cash flows.

We rely on communications, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in or break of those systems that may result in lost business and we may not be able to obtain substitute providers on terms that are as favorable if our relationships with our existing service providers are interrupted.

We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including customer relationship management, general ledger, deposit, servicing and loan origination systems. Any failure or interruption or breach in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems. We cannot assure you that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could have a material adverse effect on our business, financial condition, results of operations and cash flows. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We face strong competition from financial service companies and other companies that offer banking services which could hurt our business.

We conduct our banking operations exclusively in California. Increased competition in our markets may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that we offer in our service areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits which would allow them to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits and our business, financial condition, results of operations and cash flows may be adversely affected.

Concentrated ownership of our common stock creates a risk of sudden changes in our share price.

As of December 31, 2004, the Fund owned approximately 48.5% of our common stock. The sale by the Fund of a significant portion of its remaining holdings could have a material adverse effect on the market price of our common stock. We entered into a registration rights agreement which requires us to register our shares held by the Fund, subject to certain conditions and limitations contained in that agreement.

Our future ability to pay dividends is subject to restrictions. As a result, capital appreciation, if any, of our common stock may be your sole source of gains in the future.

Since we are a holding company with no significant assets other than the bank, we currently depend upon dividends from the bank as our sole source of liquidity. Our ability to pay dividends is also subject to the restrictions of the California Corporations Code. The ability of the bank to pay dividends or make other capital distributions to us is subject to the regulatory authority of the Board of Governors of the Federal Reserve System, or the Federal Reserve, and the California Department of Financial Institutions, or the DFI.

As of December 31, 2004, the bank could have paid approximately $13.8 million in dividends without the prior approval of the Federal Reserve or the DFI. The amount the bank may pay in dividends is further restricted due to the fact that the bank must maintain a certain amount of capital to be considered a “well capitalized” institution. For more information see “ITEM 1. BUSINESS. Supervision and Regulation—Capital Standards and —Payment of Dividends and Other Transfer of Funds.” Accordingly, the amount available for payment of dividends to us by the bank for the bank to remain “well capitalized” immediately thereafter totaled $2.0 million at December 31, 2004.

From time to time, we may become a party to financing agreements or other contractual arrangements that have the effect of limiting or prohibiting us or the bank from declaring or paying dividends. Our holding company expenses and obligations with respect to our trust preferred securities and corresponding junior subordinated deferrable interest debenture issued by us may limit or impair our ability to declare or pay dividends.

On a stand-alone basis, we rely on dividends from the bank as our sole source of liquidity. Absent this liquidity, our ability to pay operating expenses and interest on our outstanding debt would be materially adversely affected.

Only a limited trading market exists for our common stock which could lead to price volatility

Our common stock was designated for quotation on the Nasdaq National Market in August of 2004 and trading volumes have been modest. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated leading to price volatility in excess of that which would occur in a more active trading market of our common stock. In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue or that shareholders will be able to sell their shares.

If we fail to maintain an effective system of internal and disclosure control, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We are in the process of beginning a review and analysis of our internal control over financial reporting for Sarbanes-Oxley compliance. As part of that process we may discover material weaknesses or significant deficiencies in our internal control as defined under standards adopted by the Public Company Accounting Oversight Board, or PCAOB, that require remediation. Under the PCAOB standards, a “material weakness” is a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

As a result of weaknesses that may be identified in our internal controls, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with the Nasdaq National Market. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

ITEM 2. PROPERTIES

Our corporate headquarters is based in Sacramento, California. As of December 31, 2004, we had a total of 49 properties, consisting of 41 branch offices, 5 operation and service centers, and 3 other properties, of which one is subleased and the other two are in the process of being subleased. We own 11 branch locations and the others are leased. Of our operation and service centers, we own 2 locations, we rent 2 locations and our Auburn, California administrative offices are owned by the bank, but the property on which the offices are located are leased. While we have 41 branches as of December 31, 2004, we are in the process of closing a recently acquired Sacramento branch that is located near our long-established Sacramento corporate headquarters. When that branch is closed, we intend to sublease the premises. We believe our premises are currently adequate for our business. However, if we are able to capitalize on acquisition opportunities, we may require a larger administrative facility.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our and/or the bank’s exposure to the cases individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable. We believe that there are no material litigation matters at the current time. However, litigation is inherently uncertain and no assurance can be given that any current or future litigation will not result in any loss which might be material to us. The following describes a recently settled case.

During the fourth quarter of 2004, we settled a lawsuit involving the Reed Slatkin Investment Club, in which Bank of Orange County, a division of our bank, was a named defendant along with Union Bank of California and Comerica Bank-California. On December 30, 2004, the United States District Court Judge signed an order dismissing all claims against Bank of Orange County and the other banks. The complaint was filed on September 5, 2002 in the United States District Court, Central District of California by the trustee of the bankruptcy estate of Red Slatkin and a complex putative class of individuals and entities who were allegedly defrauded by Slatkin and the defendants. The initial complaint sought a multimillion dollar amount in damages. The banks were named in the suit based on the various banks’ alleged support of and participation in Mr. Slatkin’s fraudulent activities discovered in 2001, and the banks’ alleged role as administrator for investors’ custodial accounts. To settle all class claims, Bank of Orange County and the other banks agreed to pay $26.5 million to an escrow fund. Of the $26.5 million settlement amount, Bank of Orange County agreed to pay $3 million with its insurance carrier paying $2.8 million and Bank of Orange County funding the remaining $200,000. Before funding the escrow, the banks entered into an agreement, which released all claims between the banks, including any indemnification claims. The funds are still in escrow, pending approval of the allocation of the funds to the various class claims by the United States District Court Judge.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Marketplace Designation, Sales Price Information and Holders

On August 10, 2004, our common stock was designated for quotation on the Nasdaq National Market and trades under the symbol “PLSB.” The following table summarizes the high and low closing sale prices for each quarterly period ended since August 10, 2004 for our common stock, as traded on and reported by the Nasdaq National Market:

	High	Low
Quarter Ended
2004:
First quarter	$—	$—
Second quarter	$—	$—
Third quarter	$22.05	$18.15
Fourth quarter	$28.50	$21.00

As of March 15, 2005, the closing price of our common stock on the Nasdaq National Market was $24.25 per share. As of that date, we believe, based on the records of our transfer agent, that there were approximately 43 record holders of our common stock.

Dividends

Our shareholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available therefore, subject to a dividend preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California General Corporation Law. For more information see “ITEM 1. BUSINESS. Supervision and Regulation—Payment of Dividends and Other Transfer of Funds.”

Our ability to pay dividends is also limited by certain covenants contained in the indentures relating to trust preferred securities that have been issued by four business trusts and the debentures underlying the trust preferred securities. We own the common stock of the four business trusts. The indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if we are in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if we give notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then we may not, among other restrictions, declare or pay any dividends (other than a dividend payable by our bank to us as its holding company) with respect to our common stock. See Note 11 to our Notes to Consolidated Financial Statements for more information about the indentures and the trust preferred securities.

Since January 1, 2004, we have declared the following dividends:

Record Date	Pay Date	Amount per Share
December 17, 2004	January 4, 2005	$0.05
February 15, 2005	March 3, 2005	$0.12

We believe that we will be able to continue paying quarterly dividends, however, we can provide no assurance that we will continue to declare dividends on a quarterly basis or otherwise. The declaration of dividends by the Company is subject to the discretion of our Board of Directors. Our Board of Directors will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our shareholders or by our subsidiaries to the holding company, and such other factors as our Board of Directors may deem relevant. See “ITEM 1. BUSINESS. Supervision and Regulation—Payment of Dividends and Other Transfer of Funds” of this Annual Report on Form 10-K for a discussion of potential regulatory limitations on our receipt of funds from our regulated subsidiaries.

Recent Sales of Unregistered Securities

During the three-year period ended December 31, 2004, we issued the following securities, none of which have been registered under the Securities Act. All share numbers and per share prices have been adjusted to reflect our February 2003, 1-for-2 reverse stock split.

1. In September 2003, we issued 1,000 shares of common stock to Daryl Foreman, a past director of our former parent company, at an exercise price of $9.00 per share, upon exercise of a stock option.

2. In May 2003, we issued an aggregate of 285,357 shares of our common stock to Ronald W. Bachli as consideration for his employment. Of these shares, 166,666 were issued as compensation, 83,333 were issued at $9.00 per share for an aggregate purchase price of $750,000 and 35,358 were issued pursuant to the exercise of options, at an exercise price of $9.00 per share, for aggregate consideration of $318,000.

3. In May 2003, we issued an aggregate of 120,666 shares of our common stock to David E. Hooston as consideration for his employment. Of these shares, 75,000 were issued as compensation, 11,111 were issued at $9.00 per share for an aggregate purchase price of $100,000 and 34,555 were issued pursuant to the exercise of options, at an exercise price of $9.00 per share, for aggregate consideration of $390,555.

4. In December 2003, we issued an aggregate of 45,233 shares of our common stock to Randall E. Reynoso as consideration for his employment. Of these shares, 25,000 were issued as compensation and 20,233 were issued pursuant to the exercise of options, at an exercise price of $9.00 per share, for aggregate consideration of $182,000.

5. From July 1, 2002 to August 16, 2004, we issued to our employees, officers, directors and consultants options to purchase an aggregate of 1,114,030 shares of common stock at a weighted average exercise price of $9.57 per share pursuant to our 2002 Stock Option Plan. From October 1, 2002 to August 16, 2004, we issued an aggregate of 234,440 shares of common stock pursuant to option exercises, at exercise prices of $9.00 per share, not including the shares described in paragraph 2 above or paragraph 8 below.

6. On May 25, 2004, Southland Capital Co. was merged into us. Pursuant to the merger, we issued 5,249,181 shares of our common stock to the seven stockholders of Southland Capital Co. In connection with the merger, we also assumed outstanding options which, pursuant to the amended and restated agreement and plan of merger relating to such merger, were converted into options to acquire 685,044 shares of our common stock. Through August 16, 2004, we issued 117,267 shares of common stock upon the exercise of certain of these options, at an exercise price of $7.82 per share.

7. During the fourth quarter of 2004, we issued $10.3 million of Floating Rate Junior Subordinated Debentures to our subsidiary, Placer Statutory Trust III.

None of the transactions described above involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction, if deemed to be a sale of a security, was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The issuance of shares pursuant to the exercise of stock options described in paragraphs 2, 3, 4, and 5 above were exempt from the registration requirements of the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in each transaction described in paragraphs 1-9 above represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and acknowledged that the securities were issued in a transaction not registered under the Securities Act, such securities were restricted as to transfers and appropriate legends were affixed to the share certificates and instruments issued in such transactions.

Use of Proceeds

On August 10, 2004, the registration statement on Form S-1, registration file number 333-112778, relating to our initial public offering of 5,730,000 shares of common stock, was declared effective. The offering commenced on August 11, 2004. The offering with respect to those 5,730,000 shares was terminated on August 16, 2004, with the underwriters purchasing 5,230,000 shares from a selling shareholder and 500,000 shares from us. The underwriters exercised a portion of their over-allotment option on September 8, 2004 and purchased 68,194 shares of common stock from us and 713,306 shares of common stock from a selling shareholder on September 13, 2004. The underwriters over-allotment option was terminated as of September 13, 2004. The underwriters were Friedman Billings Ramsey; Keefe, Bruyette & Woods; and RBC Capital Markets.

We registered a total of 6,589,500 shares of common stock, including 859,500 shares reserved for issuance in the event of exercise of the underwriters’ over-allotment option. The aggregate price of the registered shares at the $20.00 offering price was $131,790,000. A total of 6,511,500 shares of common stock were sold, at an aggregate offering price of $130,230,000. We incurred expenses for underwriters’ commissions of $796,000 and other expenses of the offering totaling $3,401,000. The net offering proceeds to us after deducting the foregoing expenses was approximately $7,167,000.

On September 7, 2004, we entered into an Agreement and Plan of Merger with First Financial Bancorp pursuant to which we agreed to acquire First Financial Bancorp, the parent holding company for Bank of Lodi, NA. Bank of Lodi was merged with and into our bank. The merger closed on December 10, 2004. We used $46.4 million of our existing capital, including the entire net proceeds of the offering, to pay the merger consideration.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our statistical information for each of the years in the five-year period ended December 31, 2004. The financial data presented includes the effect of our acquisition of Southland Capital Co. as if the merger had occurred on January 1, 2000. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 and related Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

	At or for the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)

Consolidated Income Data:
Interest income	$71,831	$68,783	$72,651	$85,313	$88,198
Interest expense	9,444	10,275	18,127	29,216	35,292

Net interest income	62,387	58,508	54,524	56,097	52,906
Provision for (credit to) the allowance for loan and lease losses	560	(6)	(485)	4,747	3,969

Net interest income after provision for (credit to) the allowance for loan and lease losses	61,827	58,514	55,009	51,350	48,937
Non-interest income	10,615	15,992	15,457	12,627	9,002
Non-interest expense	51,730	50,745	56,308	57,833	54,663

Income before income taxes	20,712	23,761	14,158	6,144	3,276
Provision for income taxes	7,693	8,431	4,807	5,512	2,116
Minority interest share of (income) loss	—	—	(123)	2,693	(524)

Net income	$13,019	$15,330	$9,228	$3,325	$636

Share Data:
Earnings per common share:
Basic	$0.92	$1.13	$0.70	$0.25	$0.05
Diluted(1)	$0.90	$1.13	$0.70	$0.25	$0.05
Dividends declared per share	$0.05	$—	$—	$—	$—
Book value per share	$12.88	$12.05	$11.09	$10.62	$10.82
Shares outstanding at the end of the year	14,877,056	13,683,493	13,407,401	13,165,685	13,165,685
Weighted average shares outstanding – basic	14,123,894	13,520,468	13,176,242	13,165,685	12,615,005
Weighted average shares outstanding – diluted	14,414,735	13,520,468	13,176,242	13,165,685	12,615,005

	At or for the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$39,616	$88,505	$153,617	$184,398	$137,517
Investments and other securities	260,346	226,588	230,116	151,597	216,723
Loans and leases held for investment	1,294,264	952,798	876,407	872,698	818,263
Other real estate	657	805	1,514	1,619	1,264
Goodwill	101,329	72,639	72,639	70,075	73,712
Other intangible assets	14,172	8,760	11,360	13,844	16,740
Assets	1,778,985	1,396,946	1,405,595	1,355,812	1,307,352
Deposits	1,500,059	1,137,160	1,193,117	1,153,147	1,108,715
Junior subordinated deferrable interest debentures	53,611	38,146	38,146	38,146	22,573
Shareholders’ equity	191,641	164,894	148,690	139,812	142,439

Selected Other Balance Sheet Data:
Average assets	$1,461,649	$1,413,637	$1,393,405	$1,316,248	$1,244,860
Average earning assets	1,266,840	1,210,209	1,186,758	1,117,700	1,055,372
Average shareholders’ equity	175,614	158,619	146,627	147,811	135,753

Selected Financial Ratios:
Return on average assets	0.89%	1.08%	0.66%	0.25%	0.05%
Return on average shareholders’ equity	7.41	9.66	6.29	2.25	0.47
Shareholders’ equity to total assets	10.77	11.80	10.58	10.31	10.90
Net interest margin	4.92	4.83	4.59	5.02	5.01
Efficiency ratio	70.86	68.11	80.46	84.15	126.63
Dividend payout ratio	0.05	—	—	—	—

Selected Asset Quality Ratios:
Non-performing loans and leases to total loans and leases held for investment	0.22%	0.31%	0.42%	0.52%	0.46%
Non-performing assets to total assets	0.20	0.27	0.37	0.46	0.38
Allowance for loan and lease losses to total loans and leases held for investment	1.25	1.40	1.42	1.42	1.56
Allowance for loan and lease losses to non-performing loans and leases	558.81	447.60	341.47	270.76	339.98
Allowance for loan and lease losses to non-performing assets	455.57	352.43	241.28	199.89	254.22
Net (charge-offs) recoveries to average loans and leases held for investment	(0.15)	0.10	0.07	(0.60)	(0.23)

(1)	For periods ended prior to January 1, 2004, the shares of common stock issuable under stock option agreements were not included in the computation of diluted earnings per share because the exercise prices were equal to or greater than the stock’s fair value and their effect would be antidilutive.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with the information under “Selected Financial Information” and our consolidated financial data included elsewhere in this document. Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation and other factors discussed in this annual report on Form 10-K for the year ended December 31, 2004 under “ITEM 1. BUSINESS. Factors That May Affect Future Results of Operations.” We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrences of unanticipated events or circumstances after the date of such statements.

Overview

Who We Are

We are the bank holding company for Placer Sierra Bank, a California state-chartered commercial bank. Our bank conducts a portion of its banking business through the following divisions: Sacramento Commercial Bank, Bank of Lodi and Bank of Orange County. The bank has one active subsidiary, Central Square Company, Inc., which derives its income from a third-party provider of non-deposit investment products and, until December 31, 2002, was engaged in divestment of various real property investments.

How We Generate Revenues

Our bank derives its income primarily from interest received on real estate-related loans and leases, commercial loans and leases and consumer loans and interest on investment securities and, to a lesser extent, fees from the sale and referral of loans and fees received in connection with servicing loans and deposit products and through a subsidiary, Central Square Company, Inc., from the sales of non-deposit investment products through a third-party provider. The bank’s major expenses are salaries and benefits, the interest it pays on deposits and borrowings and general operating expenses.

Our Principal Products and Services and Locations of Operations

We provide banking and other financial services throughout our targeted Northern and Southern California markets to consumers and to small- and medium-sized businesses, including the owners and employees of those businesses. We offer a broad range of banking products and services including many types of commercial and personal checking and savings accounts and other consumer banking products, including electronic banking products. We also originate a variety of loans including secured and unsecured commercial and consumer loans, commercial and residential real estate mortgage loans, SBA loans and construction loans, both commercial and residential.

We have 32 Northern California branches that serve the greater Sacramento metropolitan region and adjacent counties. We have nine Southern California branches that serve both Los Angeles and Orange counties.

How Economic Factors Impact Us

We are subject to competition from other financial institutions and our operating results, like those of other financial institutions operating in California, are significantly influenced by economic conditions in California, including the strength of the real estate market. In addition, both the fiscal and regulatory policies of the federal government and regulatory authorities that govern financial institutions and market interest rates impact the bank’s financial condition, results of operations and cash flows.

The earnings and growth of the bank are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment. The earnings of the bank are affected not only by general economic conditions but also by the monetary and fiscal policies of the United States and federal agencies, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States Government securities and by its control of the discount rates applicable to borrowings by banks from the Federal Reserve. The actions of the Federal Reserve in these areas influence the growth of bank loans and leases, investments and deposits and affect the interest rates charged on loans and leases and paid on deposits. The Federal Reserve’s policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The nature and timing of any future changes in monetary policies are not predictable.

Our Acquisitions

One of our strategic objectives is to geographically focus our activities in California’s faster growing metropolitan regions. Consistent with this objective, we acquired First Financial Bancorp in December of 2004 and Southland Capital Co. in May of 2004. In November of 2003, we sold five of the bank’s branches that were located in remote Sierra Nevada locations.

In May of 2004, we acquired Southland Capital Co. and its subsidiary Bank of Orange County to participate in the high growth Southern California banking market. Bank of Orange County has always been a community-focused commercial bank with core relationship-based depositors and borrowers. In connection with the Southland Capital Co. acquisition, Southland merged into us, and Bank of Orange County became our subsidiary. We merged Bank of Orange County into the bank in July 2004 and operate it as a division of the bank, under the name Bank of Orange County. The Southland merger was a stock-for-stock transaction whereby the shareholders of Southland received 0.5752 of a share of our common stock for each outstanding share of Southland common stock. Immediately prior to the acquisition of Southland, our principal shareholder, the Fund, owned 99.75% of Southland and 93.18% of us. The acquisition was principally accounted for as a combination of companies under common control similar to a pooling of interests. Thus, our historical consolidated financial statements presented herein include the financial results of Southland and its subsidiary, Bank of Orange County, as if the merger occurred on January 1, 2002. Our acquisition of the 0.25% minority interest in Southland was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the 0.25% minority interest in the net assets acquired was approximately $92,000, which was recorded as goodwill.

In December of 2004, we acquired First Financial Bancorp, parent company of Bank of Lodi, to begin our northern California expansion southward through the high growth California central valley. The fair value of assets of First Financial Bancorp totaling $345.7 million were incorporated in our balance sheet on December 10, 2004 upon closing of the acquisition. The acquisition was accounted for under the purchase method of accounting. Bank of Lodi operated nine branches located in Sacramento, El Dorado, San Joaquin, Amador, and Calaveras Counties in Northern California. We operate eight of the acquired branches under the brand name Bank of Lodi, a division of the bank, while we rebranded one acquired branch under our bank’s name.

Our Opportunities, Challenges and Risks

Our strategy is to be the premier banking company for the long-term benefit of our shareholders, customers and employees. We believe we have opportunities for internal loan and deposit growth, because our primary operations are located in two of the best growth markets in Northern and Southern California and we plan to position our company to take full advantage of these markets.

The bank’s primary Northern California operations are in the Sacramento region, one of the fastest growing markets in the country. Since 1995, the annual population growth rate has been 2.4%, mostly due to migration from other California and U.S. urban areas. High growth rates in the Sacramento region’s labor force and employment are due to several factors, including a higher percentage of the population available for employment as persons relocate to take advantage of economic opportunities in the region. Another factor is a fairly low unemployment rate, which, according to the U.S. Department of Labor, Bureau of Labor Statistics, averaged approximately 4.9% in December 2004 in Sacramento County, where the majority of the regional population reside. The average national unemployment rate in December 2004 was approximately 5.1%.

In addition, our Southern California operations serve the Los Angeles and Orange county areas. Los Angeles and Orange counties are the first and second largest counties, respectively, in California. In terms of numeric population growth, from 2001 to 2002, Los Angeles County ranked first and Orange County ranked seventh out of over 3,000 U.S. counties. Although housing costs in Los Angeles and Orange counties are not low, the population in these counties continues to grow. In terms of unemployment, in December 2004, according to the U.S. Department of Labor, Bureau of Labor Statistics, the Orange County unemployment rate of 2.7% ranked first for lowest unemployment rate among metropolitan areas with populations over 1 million.

Despite our position of being in two of the best growth markets in California, we face the risk of being particularly sensitive to changes in the California economy. In particular, real estate values could be affected by earthquakes, fires and other natural disasters in California. If the economy weakens, it could cause loan demand to decline and also affect our core deposit growth. Geographic distance between our operations may also hinder our consistency and efficiency.

We believe we have additional opportunities for growth by identifying potential acquisition candidates and acting on those opportunities. During 2004, we identified and acted on two acquisition opportunities when we acquired both First Financial Bancorp and Southland Capital Co. The ability to successfully identify potential acquisition candidates and marshal our resources to take advantage of those opportunities is another challenge for us. Even if we are able to marshal our resources to take advantage of acquisition opportunities, there can be no assurance that we will be able to effectively manage our growth or successfully integrate acquired institutions. Further, as we attempt to capitalize on our growth opportunities, another challenge will be to attract and retain talented people. Competition for qualified employees and personnel in the banking industry is high and there are a limited number of qualified persons with knowledge of and experience in the California banking community.

Critical Accounting Policies

Our accounting policies are integral to understanding the financial results reported. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and consistently applied from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents our best estimate of losses inherent in the existing held-for-investment loan and lease portfolio. The allowance for loan and lease losses is increased by the provision for loan and lease losses charged to expense and reduced by loans and leases charged off, net of recoveries.

We evaluate our allowance for loan and lease losses periodically. We believe that the allowance for loan and lease losses is a “critical accounting estimate” because it is based upon management’s assessment of various factors affecting the collectibility of the loans and leases, including current economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans and leases.

We determine the appropriate level of the allowance for loan and lease losses primarily through an analysis of the various components of the loan and lease portfolio, including all significant credits on an individual basis. We segment the loan and lease portfolio into as many components as practical. Each component would normally have similar characteristics, such as risk classification, past due status, type of loan or lease, industry or collateral.

We cannot provide you with any assurance that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans and leases will not occur which would be reflected in increased losses in our loan and lease portfolio, which could result in actual losses that exceed reserves previously established.

Available-for-Sale Securities

Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. We believe this is a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing total assets and shareholders’ equity.

Deferred Income Taxes

Deferred income taxes reflect the estimated future tax effects of temporary differences between the reported amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and a valuation allowance would have to be recognized, which would reduce our net income.

Impairment of Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is evaluated for impairment at least annually. The impairment evaluation is based on determination of the appropriate reporting unit and the assignment of applicable assets and liabilities. We then determine the fair value of the reporting units’ assets and liabilities as compared to the reporting unit’s carrying value. If the carrying amount of goodwill were to exceed its fair value, an impairment loss would be recognized in the income statement.

Results of Operations

Net income for the year ended December 31, 2004, was $13.0 million, or $0.90 per diluted share. This compares to net income of $15.3 million, or $1.13 per diluted share, for the year ended December 31, 2003 and net income of $9.2 million, or $0.70 per diluted share for the year ended December 31, 2002.

Our financial results for 2004 were significantly impacted by our acquisition of Southland Capital Co. in May of 2004, which was accounted for as combination of companies under common control similar to a pooling of interests. Our 2004 financial results were also significantly impacted by our liquidity strategy which is described below.

Acquisition of Southland Capital Co.

Our acquisition of Southland Capital Co. was accounted for as a combination of companies under common control similar to a pooling of interests because of the Fund’s ownership of 93.18% of Placer Sierra Bancshares and 99.75% of Southland Capital Co. at the time of the merger. Accordingly, $2.3 million ($1.5 million after tax) of merger expenses associated with the acquisition and $3.8 million ($2.2 million after tax) of losses incurred upon the liquidation of the investment portfolio of Bank of Orange County were taken against income.

Liquidity Strategy

A series of events generated excess liquidity in 2004. First, just prior to our acquisition of Southland Capital Co., Bank of Orange County liquidated approximately $72 million of investment securities to prepare for balancing the liquidity and overall asset and liability position of Bank of Orange County and Placer Sierra Bank post merger. Second, in the third and fourth quarters of 2004 additional liquidity was generated from the maturity and early calls of approximately $104.1 million of securities at Placer Sierra Bank. We maintained this excess liquidity for two reasons. The first was to retain up to $50 million in order to execute the $50 million all cash acquisition of First Financial Bancorp and its subsidiary Bank of Lodi, which closed on December 10, 2004. Second, we decided to withhold reinvestment of the balance of the liquidity until after the 2004 Presidential election was concluded when it was perceived there would be less uncertainty in the direction of the Treasury markets. By year end, we had deployed our excess liquidity through execution of the acquisition of First Financial Bancorp and by purchasing approximately $169.4 million of agency securities with an average yield of 4.27% and an average life and duration of 5.08 years and 4.36 years, respectively.

Key Performance Indicators – GAAP Basis

The following table presents our GAAP basis key performance indicators:

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)
Net interest income	$62,387	$58,508	$54,524
Non-interest income	10,615	15,992	15,457

Revenues	73,002	74,500	69,981
Provision for (credit to) the allowance for loan and lease losses	560	(6)	(485)
Non-interest expense	51,730	50,745	56,308
Provision for income taxes	7,693	8,431	4,807
Minority interest share of income	—	—	(123)

Net income	$13,019	$15,330	$9,228

Average assets	$1,461,649	$1,413,637	$1,393,405
Average shareholders’ equity	$175,614	$158,619	$146,627
Share Information:
Weighted average shares outstanding – basic	14,123,894	13,520,468	13,176,242
Weighted average shares outstanding – diluted	14,414,735	13,520,468	13,176,242
Profitability Measures:
Earnings per share – basic	$0.92	$1.13	$0.70
Earnings per share – diluted	$0.90	$1.13	$0.70
Return on average assets	0.89%	1.08%	0.66%
Return on average shareholders’ equity	7.41%	9.66%	6.29%
Efficiency ratio	70.86%	68.11%	80.46%

Key Performance Indicators – Operating Basis

We believe that the presentation of our operating earnings excluding the merger related costs, investment security restructuring loss, and gains from sales of branches is important to gaining an understanding of the financial performance of our core banking operations. Accordingly, the following table shows operating earnings, which is a non-GAAP basis presentation of our key performance indicators.

Operating earnings for the year ended 2004 totaled $16.8 million, or $1.16 per diluted share, which is a $2.3 million, or a 16.2% increase over operating earnings for the year ended 2003, which totaled $14.4 million, or $1.07 per diluted share. Operating earnings for the year ended December 31, 2002 totaled $9.1 million, or $0.69 per diluted share.

The reconciliation of the GAAP net income to the non-GAAP operating earnings for the years ended December 31, 2004, 2003 and 2002, includes four significant items:

•	In 2004, merger expenses of $2.3 million ($1.5 million after tax) associated with the acquisition by Placer Sierra Bancshares of Southland Capital Co. and its subsidiary Bank of Orange County; and

•	In 2004, a $3.8 million ($2.2 million after tax) loss from restructuring Bank of Orange County’s investment securities portfolio in preparation for the merger of Bank of Orange County into Placer Sierra Bank in order to align their interest rate risk and liquidity profiles in the second quarter ; and

•	In 2003, a $1.5 million ($895,000 after tax) gain, net of expenses, from the sale of five branches to another bank in the fourth quarter; and

•	In 2002, a $254,000 ($147,000 after tax) gain, net of expenses, from the sale of one branch in the fourth quarter.

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)
Net income, as reported	$13,019	$15,330	$9,228
Gain on sale of branches, net of expenses and tax effect	—	(895)	(147)
Acquisition related:
Merger expenses, net of tax effect	1,539	—	—
Investment security restructuring loss, net of tax effect	2,210	—	—

Operating earnings	$16,768	$14,435	$9,081

Profitability Measures:
Operating earnings per share – basic	$1.19	$1.07	$0.69
Operating earnings per share – diluted	$1.16	$1.07	$0.69
Operating return on average assets	1.15%	1.02%	0.65%
Operating return on average shareholders’ equity	9.55%	9.10%	6.19%
Operating efficiency ratio	64.75%	69.56%	80.75%

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

The following table presents, for the periods indicated, the distribution of average assets, liabilities and shareholders’ equity, as well as the net interest income from average interest-earning assets and the resultant yields expressed in percentages. Non-accrual loans are included in the calculation of average loans and leases while non-accrued interest thereon is excluded from the computation of yields earned.

	For the Years Ended December 31,
	2004			2003			2002
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans held for sale	$215	$9	4.19%	$3,652	$209	5.72%	$4,992	$313	6.27%
Loans and leases held for Investment (1) (2) (3)	1,021,151	63,193	6.19%	878,060	58,067	6.61%	863,230	63,257	7.33%
Investment securities
Taxable	139,800	6,495	4.65%	196,224	8,448	4.31%	178,406	6,244	3.50%
Tax-exempt (1)	12,296	529	4.30%	12,376	539	4.36%	12,206	548	4.49%
Federal funds sold	84,483	1,150	1.36%	112,584	1,120	0.99%	119,680	1,800	1.50%
Interest-bearing deposits with other banks	63	1	1.59%	33	—	0.00%	533	18	3.38%
Other earning assets (4)	8,832	454	5.14%	7,280	400	5.49%	7,711	471	6.11%

Total interest-earning assets	1,266,840	71,831	5.67%	1,210,209	68,783	5.68%	1,186,758	72,651	6.12%
Noninterest-earning assets:
Cash and due from banks	67,407			68,688			66,155
Other assets	127,402			134,740			140,492

Total assets	$1,461,649			$1,413,637			$1,393,405

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$197,458	698	0.35%	$200,095	851	0.43%	$204,092	1,958	0.96%
Money market	217,743	1,496	0.69%	211,171	1,515	0.72%	173,309	2,197	1.27%
Savings	135,711	473	0.35%	130,190	568	0.44%	118,230	887	0.75%
Time certificates of deposit	253,013	4,636	1.83%	263,794	5,471	2.07%	341,279	10,828	3.17%

Total interest-bearing deposits	803,925	7,303	0.91%	805,250	8,405	1.04%	836,910	15,870	1.90%
Short-term borrowings	19,925	167	0.84%	11,637	100	0.86%	8,329	158	1.90%
Long-term debt	39,286	1,974	5.02%	38,146	1,770	4.64%	38,146	2,099	5.50%

Total interest-bearing liabilities	863,136	9,444	1.09%	855,033	10,275	1.20%	883,385	18,127	2.05%
Noninterest-bearing liabilities:
Demand deposits	409,333			382,900			348,063
Other liabilities	13,566			17,085			15,330

Total liabilities	1,286,035			1,255,018			1,246,778
Shareholders’ equity	175,614			158,619			146,627

Total liabilities and shareholders’ equity	$1,461,649			$1,413,637			$1,393,405

Net interest income		$62,387			$58,508			$54,524

Net interest margin			4.92%			4.83%			4.59%

(1)	Yields on loans and leases and tax-exempt securities have not been adjusted to a tax-equivalent basis because the impact is not material.
(2)	Includes average non-accrual loans and leases of $2.5 million, $2.1 million and $3.2 million in 2004, 2003 and 2002, respectively.
(3)	Net loan and lease fees of $1.2 million, $956,000, and $1.1 million are included in the yield computations for 2004, 2003 and 2002, respectively.
(4)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock.

The following tables show the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
	Net Change	Rate	Volume	Mix
	(Dollars in thousands)
Interest income:
Loans held for sale	$(200)	$(56)	$(197)	$53
Loans and leases held for investment	5,126	(3,729)	9,463	(608)
Investment securities
Taxable	(1,953)	668	(2,429)	(192)
Tax-exempt	(10)	(7)	(3)	—
Federal funds sold	30	413	(280)	(103)
Interest-bearing deposits with other banks	1	1	—	—
Other earning assets	54	(26)	85	(5)

Total interest income	3,048	(2,736)	6,639	(855)
Interest expense:
Interest-bearing demand	(153)	(144)	(11)	2
Money market	(19)	(64)	47	(2)
Savings	(95)	(114)	24	(5)
Time certificates of deposit	(835)	(637)	(224)	26
Short-term borrowings	67	(2)	71	(2)
Long-term debt	204	147	53	4

Total interest expense	(831)	(814)	(40)	23

Net interest income	$3,879	$(1,922)	$6,679	$(878)

	Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
	Net Change	Rate	Volume	Mix
	(Dollars in thousands)
Interest income:
Loans held for sale	$(104)	$(27)	$(84)	$7
Loans and leases held for investment	(5,190)	(6,171)	1,087	(106)
Investment securities
Taxable	2,204	1,437	624	143
Tax-exempt	(9)	(16)	8	(1)
Federal funds sold	(680)	(609)	(107)	36
Interest-bearing deposits with other banks	(18)	(18)	(17)	17
Other earning assets	(71)	(47)	(26)	2

Total interest income	(3,868)	(5,451)	1,485	98
Interest expense:
Interest-bearing demand	(1,107)	(1,090)	(38)	21
Money market	(682)	(954)	480	(208)
Savings	(319)	(371)	90	(38)
Time certificates of deposit	(5,357)	(3,750)	(2,458)	851
Short-term borrowings	(58)	(86)	63	(35)
Long-term debt	(329)	(329)	—	—

Total interest expense	(7,852)	(6,580)	(1,863)	591

Net interest income	$3,984	$1,129	$3,348	$(493)

2004 Compared to 2003

Net interest income increased 6.6%, or $3.9 million, to $62.4 million for the year ended December 31, 2004 from $58.5 million for 2003. The increase in net interest income is the result of a 4.7%, or $56.6 million increase in average earning assets, combined with a shift to higher yielding loans and leases held for investment which increased to 80.6% of average earning assets in 2004 as compared to 72.6% of average earning assets in 2003. The increase in net interest income also reflects the growth in lower cost average core deposits (all deposit categories other than time certificates of deposit) which increased 3.9%, or $35.9 million, to $960.2 million for 2004 from $924.4 million for 2003, and a decline in the rates paid on certificates of deposits which combined to decrease the total cost of deposits to 0.60% for the year ended December 31, 2004 from 0.71% in 2003. Our net interest margin of 4.92% in 2004 would have been higher if not for our liquidity strategy during the second half of 2004 resulting from and related to the acquisitions of Southland Capital Co. and First Financial Bancorp and the uncertainties in the Treasury markets preceding the 2004 Presidential election.

Interest income increased 4.4%, or $3.0 million, to $71.8 million for the year ended December 31, 2004, from $68.8 million for 2003. The yield on total interest-earning assets for the year ended December 31, 2004, remained essentially unchanged at 5.67% compared to 5.68% for 2003. While our 2004 liquidity strategy required us to retain significant liquidity, we were successful in shifting our mix of interest-earning assets away from lower-yielding federal funds sold and investments and into relatively higher-yielding loans and leases. This is reflected by a 16.3%, or $143.1 million, increase in average loans and leases held for investment and a 25.0%, or $28.1 million, decrease in average federal funds sold for the year ended December 31, 2004. The yield on average loans declined to 6.19% for the year ended December 31, 2004 from 6.61% in 2003, as a result of new loans originated at rates lower than our existing portfolio and the refinancing of some of our existing loans. The yield on investment securities increased by 31 basis points to 4.62% for the year ended December 31, 2004, from 4.31% for 2003, reflecting a larger percentage of total investments being held in higher yielding U.S. agency securities.

Interest expense on all interest-bearing liabilities decreased by 8.1%, or $831,000, to $9.4 million for the year ended December 31, 2004, as compared to $10.3 million for 2003. A substantial percentage of our funding sources are non-interest bearing demand deposits which represented 33.7% of average total deposits for the year ended December 31, 2004, compared to 32.2% for the year ended December 31, 2003. Interest expense on interest-bearing deposits decreased by 13.1%, or $1.1 million, to $7.3 million for the year ended December 31, 2004 as compared to $8.4 million for 2003. This was primarily due to existing certificates of deposits renewing at lower rates and our ability to keep rates on new certificates of deposits and rates on all transaction accounts low during a period when short-term market rates were generally increasing, as reflected by the increase in short-term market rates in 2004 by 1.50%.

2003 Compared to 2002

Net interest income increased 7.3%, or $4.0 million, to $58.5 million for the year ended December 31, 2003 from $54.5 million for 2002. The increase in net interest income is principally the result of a decline in total interest expense by 43.3%, or $7.9 million, which was centered principally in a decline in interest expense on deposits. This was offset by a 5.3%, or $3.9 million, decrease in total interest income centered principally in a decline in interest income on loans and leases held for investment by 8.2%, or $5.2 million. The composition of average earning assets changed favorably with higher yielding loans and securities replacing federal funds. The decline in rates on deposits and other interest-bearing liabilities and the decline in yields on earning assets is due to the decline in the interest rate environment in 2003.

Interest income decreased 5.3%, or $3.9 million, to $68.8 million for the year ended December 31, 2003 from $72.7 million for 2002. The yield on total interest-earning assets for the year ended December 31, 2003 decreased to 5.68% from 6.12% for 2002. The decrease in the average yield on interest-earning assets resulted from a general decline in all interest rates. The yield on average loans and leases held for investment declined to

6.61% for the year ended December 31, 2003 from 7.33% in 2002, as a result of new loans originated at rates lower than our existing portfolio and the refinancing of some of our existing loans. Average loans and leases held for investment, net of deferred fees and costs, increased by 1.7%, or $14.8 million, to $878.1 million for 2003 from $863.2 million for 2002. The yield on investment securities increased by 75 basis points to 4.31% for the year ended December 31, 2003 from 3.56% for 2002, reflecting management’s restructuring of the investment securities portfolio during 2003 into longer maturity instruments.

Interest expense on all interest-bearing liabilities decreased by 43.3%, or $7.9 million, to $10.3 million for the year ended December 31, 2003 as compared to $18.1 million for 2002. A substantial percentage of our funding sources are non-interest bearing demand deposits which represented 32.2% of average total deposits for the year ended December 31, 2003, an increase from 29.4% for 2002. Increasing the percentage of non-interest bearing demand deposits to total deposits, coupled with the broad decline in the cost of interest-bearing deposits, lowered the overall cost of deposits to 0.71% for the year ended December 31, 2003 from 1.34% for 2002. Interest expense on interest-bearing deposits decreased by 47.0%, or $7.5 million, to $8.4 million for the year ended December 31, 2003 as compared to $15.9 million for 2002. This was primarily due to a general decline in the interest rate environment in 2003, our ability to reduce the percentage of more expensive time deposits in our deposit portfolio, and lowering our rates paid on all interest-bearing accounts to rates paid by the bottom quartile of institutions in our markets.

Provision for (Credit to) the Allowance for Loan and Lease Losses

The provision for loan and lease losses is a charge against earnings in that year. The provision is that amount required to maintain the allowance for loan and lease losses at a level which, in management’s judgment, is adequate to absorb loan and lease losses inherent in the loan and lease portfolio. In periods when the allowance for loan and lease losses is determined to exceed the amount required, a credit to the allowance for loan and lease losses is recorded.

2004 Compared to 2003

The provision for loan and lease losses was $560,000 for 2004, as compared to a credit to the allowance for loan and lease losses of $6,000 during 2003. The provision for loan and lease losses during 2004 reflects growth in the held for investment loan and lease portfolio and the increase in the amount of net loan and lease charge-offs. During 2004, we experienced net loan and lease charge-offs of $1.6 million as compared to net loan and lease recoveries of $899,000 for 2003. This increase in net loan and lease charge-offs was partially offset by a decrease in non-performing loans and leases as a percentage of total loans and leases held for investment to 0.22% at December 31, 2004 from 0.31% at December 31, 2003. The decline in non-performing assets during 2004 principally resulted from $1.3 million in charge-offs related to a single customer whose loans were classified as non-performing at December 31, 2003.

2003 Compared to 2002

We recorded credits to the allowance for loan and lease losses of $6,000 during 2003 and $485,000 during 2002. In 2003, we had net recoveries on loans previously charged-off totaling $899,000, or 0.10% of average loans and leases held for investment. In 2002, we had net recoveries on loans previously charged-off totaling $572,000, or 0.07% of average loans and leases held for investment. The principal source of these net recoveries was loans charged off in 2001 and 2000. Net loans charged off by us in 2001 totaled $5.1 million, or 0.60% of loans and leases held for investment and $1.8 million, or 0.23%, in 2000. The charge-offs in 2001 and 2000 were principally related to loans charged off by Cerritos Valley Bank, which Bank of Orange County acquired in 2002.

See “—Critical Accounting Policies,” “—Financial Condition—Allowance for Loan Losses,” and Note 2 to our Consolidated Financial Statements.

Non-Interest Income

The following table summarizes non-interest income by category for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Service charges and fees on deposit accounts	$6,293	$6,872	$6,370
Referral and other loan-related fees	2,914	2,516	2,780
Loan servicing income	310	394	468
Gain on sale of loans, net	185	642	957
Revenues from sales of non-deposit investment products	695	759	765
(Loss) gain on sale of investment securities available-for-sale, net	(3,335)	760	1,075
Increase in cash surrender value of life insurance	1,210	1,261	1,360
Gain on sale of branches, net of expenses	—	1,545	254
Debit card and merchant discount fees	902	801	641
Other	1,441	442	787

Total non-interest income	$10,615	$15,992	$15,457

2004 Compared to 2003

Total non-interest income decreased to $10.6 million in 2004, compared to $16.0 million in 2003 primarily due to the restructuring of Bank of Orange County’s investment securities portfolio in 2004 and the gain on sale of branches in the fourth quarter of 2003. Excluding the $3.8 million loss from restructuring Bank of Orange County’s investment portfolio in 2004 and the $1.5 million gain on sale of branches in 2003, non-interest income would have been $14.4 million in both years. Service charges on deposit accounts decreased by 8.4%, or $579,000, to $6.3 million for 2004 as compared to $6.9 million for 2003 primarily due to the sale of five branches in the fourth quarter of 2003 and the 2004 increase in earnings credits on business accounts resulting from an increase in short-term interest rates during the year. These credits are the basis for credits against such service charges. Referral and other loan-related fees increased by 15.8%, or $398,000, as our loan referral program was more fully implemented. Gain on sale of loans declined between periods reflecting our decision to retain 1-4 family home loans for our portfolio as compared to selling them as in prior periods. Other income increased $1.0 million to $1.4 million for the year ended December 31, 2004, compared to $442,000 in 2003. This was primarily due to the full recovery in 2004 of a $528,000 operational loss charged-off in 2003 and a gain of $397,000 recorded from life insurance proceeds.

2003 Compared to 2002

Total non-interest income increased by $535,000, or 3.5%, to $16.0 million in 2003 from $15.5 million in 2002. The increase includes a $1.5 million gain on sale of branches in 2003. We also reported a gain on sale of branches of $254,000 in 2002. Although this revenue source is reported for both 2003 and 2002, we believe it is not typically recurring. Income from service charges and fees on deposit accounts increased 7.9% to $6.9 million in 2003 from $6.4 million in 2002, while average balances in transaction accounts (demand deposits, money market and interest-bearing demand accounts) increased 9.5% in 2003 as compared to 2002. The smaller increase in revenues from transaction accounts as compared to average outstanding transaction account balances reflects the impact of the growth in the bank’s business depositors as a percentage of total depositors. Service charges on these accounts typically are more a function of account activity than of average balance. In the aggregate, income from referral and other-loan related fees, loan servicing, and gain on sale of loans declined 15.5% to $3.6 million in 2003 from $4.2 million in 2002 as we focused on retaining loans in our portfolio to offset refinancing activity in our commercial real estate and 1-4 single family residence loan portfolios.

Non-Interest Expense

The following table summarizes non-interest expense by category for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Salaries and employee benefits	$25,423	$24,481	$27,707
Occupancy and equipment	7,031	7,152	7,937
Data and item processing	4,738	4,882	5,134
Communication and postage	1,715	1,879	2,014
Professional fees	2,150	2,538	2,527
Administration	1,734	2,014	1,830
Loan-related costs	701	1,011	1,064
Advertising and business development	877	864	1,075
Stationery and supplies	869	848	891
Amortization of intangible assets	1,947	2,119	2,484
Merger expenses	2,300	—	1,606
Other	2,245	2,957	2,039

Total non-interest expense	$51,730	$50,745	$56,308

2004 Compared to 2003

Non-interest expense totaled $51.7 million for 2004, compared to $50.7 million for 2003. The increase in 2004 is due primarily to merger related expenses of $2.3 million incurred with the acquisition of Southland Capital Co. and its subsidiary Bank of Orange County. Excluding merger costs, non-interest expense decreased to $49.4 million, a decrease of 2.6%, or $1.3 million.

Salaries and employee benefits expense increased by 3.8%, or $942,000, to $25.4 million in 2004 as compared to $24.5 million in 2003 due to an increase in personnel associated with our increased size, complexity, revenue growth goals and an increase in the cost of employee benefits and insurance. Loan-related costs were significantly lower in 2004 due to a reduction of our allowance for losses related to undisbursed loan and lease commitments. Other non-interest expense decreased by 24.1%, or $712,000, in 2004 due to a $528,000 operational loss charged-off in 2003.

Amortization of intangibles decreased from $2.1 million in 2003 to $1.9 million in 2004 as the core deposit intangible is amortized using a method that approximates the expected run-off of the deposit base. The amortization of intangibles includes $72,000 related to the amortization of favorable lease rights in each of 2004 and 2003. We annually test our intangibles for impairment. No impairment was recognized in 2004 or 2003.

2003 Compared to 2002

Total non-interest expense decreased $5.6 million, or 9.9%, to $50.7 million in 2003 from $56.3 million in 2002. The decrease was principally the result of non-recurring merger costs of $1.6 million in 2002 associated with the merger of Cerritos Valley Bank with and into Bank of Orange County and a decrease in executive stock grant compensation costs from $3.4 million in 2002 to $388,000 in 2003. Stock grant compensation costs in 2002 related to one-time stock purchase and grant agreements entered into in consideration of the chief executive officer and chief financial officer entering into employment agreements with us during that period. The executive stock grant compensation costs in 2003 related to a one-time stock purchase and grant agreement entered into in consideration of the president of Placer Sierra Bank entering into an employment agreement during that period. Occupancy and equipment costs declined $785,000 in 2003 when compared to 2002, or 9.9%, as we realized the benefits of fully depreciated assets associated with upgrades to our facilities and data processing systems. Other expense increased $918,000, or 45.0%, in 2003 to $3.0 million from $2.0 million in 2002, principally as a result of an operational charge-off of $528,000 in late 2003. The operational charge-off in late 2003 resulted from a misdirected wire transfer between two of Bank of Orange County’s deposit customers for which Bank of Orange County management had significant doubt as to its ultimate recovery.

Amortization of intangibles decreased from $2.5 million in 2002 to $2.1 million in 2003 as the core deposit intangible is amortized using a method that approximates the expected run-off of the deposit base. The amortization of intangibles includes $72,000 related to the amortization of favorable lease rights in each of 2003 and 2002. We annually test our intangibles for impairment. No impairment was recognized in 2003 or 2002.

Provision for Income Taxes

We recorded tax provisions of $7.7 million, $8.4 million and $4.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our effective tax rates were 37.1%, 35.5% and 34.0%, for the periods indicated, as compared to the expected effective tax rate of 42.1%. The difference from the expected rate in all years is largely due to the nontaxable nature of income from municipal securities and bank owned life insurance policies, as well as a reversal in 2002 of valuation allowances against deferred tax assets associated with Bank of Orange County’s acquisition of Cerritos Valley Bank.

Financial Condition

Our total assets at December 31, 2004 were $1.779 billion, an increase of 27.3%, compared to $1.397 billion at December 31, 2003. Our earning assets at December 31, 2004 totaled $1.555 billion, an increase of 28.3%, compared to $1.212 billion at December 31, 2003. Total deposits at December 31, 2004 and 2003 were $1.500 billion, an increase of 31.9%, compared to $1.137 billion. This increase is primarily the result of the acquisition of First Financial Bancorp and its subsidiary Bank of Lodi in December of 2004 combined with the continued organic growth of our existing loan and lease portfolio and deposit base.

Loans and Leases

The following table sets forth the amount of our loans and leases outstanding at the end of each of the years indicated. We had no foreign loans or energy-related loans as of the dates indicated.

	As of December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Loans and leases held for investment:
Real estate – mortgage	$892,136	$665,738	$581,735	$594,409	$601,697
Real estate – construction	184,317	116,052	78,466	60,476	59,342
Commercial	167,035	132,723	169,322	156,959	135,270
Agricultural	17,423	256	351	198	—
Consumer	11,110	11,086	15,061	22,650	22,050
Leases receivable and other	24,575	27,571	31,758	38,451	1,504

Total gross loans and leases held for investment	1,296,596	953,426	876,693	873,143	819,863
Deferred loan and lease fees, net	(2,332)	(628)	(286)	(445)	(1,600)

Total loans and leases held for investment, net of deferred loan and lease fees	1,294,264	952,798	876,407	872,698	818,263
Less: allowance for loan and lease losses	(16,200)	(13,343)	(12,450)	(12,363)	(12,739)

Total net loans and leases held for investment	$1,278,064	$939,455	$863,957	$860,335	$805,524

Loans held for sale, at lower of cost or market	$—	$67	$9,680	$3,295	$544

Total gross loans and leases held for investment were $1.297 billion at December 31, 2004, an increase of 36.0%, compared to $953.4 million at December 31, 2003. Excluding the impact of the addition of First Financial Bancorp’s loan and lease portfolio of $217.4 million, our lending portfolio grew 13.2% or $125.8 million. Our lending portfolio also grew between December 31, 2002 and 2003 despite unprecedented loan pay-offs by real estate borrowers who refinanced their properties during 2003 at the lowest interest rates in almost 45 years. Our total gross loans and leases held for investment at December 31, 2003 were $953.4 million, compared to $876.7 million at December 31, 2002, an increase of 8.8% or $76.7 million.

Real estate-mortgage loans were $892.1 million at December 31, 2004, an increase of 34.0%, compared to $665.7 million at December 31, 2003. Excluding the impact of the addition of First Financial Bancorp’s loan and lease portfolio of $134.3 million of real estate-mortgage loans, real estate-mortgage loans grew 13.8% or $92.1 million. During both 2004 and 2003, the growth occurred primarily in commercial real estate term and home equity loans.

Real estate-construction loans were $184.3 million at December 31, 2004, an increase of 58.8%, compared to $116.1 million at December 31, 2003. Excluding the impact of the addition of First Financial Bancorp’s loan and lease portfolio of $23.6 million of real estate-construction loans, real estate-construction loans grew 38.5% or $44.7 million. Growth in 2004 and 2003 occurred principally in owner-builder residential construction loans and in commercial real estate construction loans.

Commercial loans were $167.0 million at December 31, 2004, an increase of 25.9%, compared to $132.7 million at December 31, 2003. Excluding the impact of the addition of First Financial Bancorp’s loan and lease portfolio of $41.8 million of commercial loans, commercial loans decreased 5.6% or $7.5 million. The decrease during 2004 was the result of caution on the part of commercial borrowers who continue to utilize their credit arrangements at historically low percentages.

Agricultural loans were $17.4 million at December 31, 2004, compared to $256,000 at December 31, 2003. Excluding the impact of the addition of First Financial Bancorp’s loan and lease portfolio of $17.1 million of agricultural loans, agricultural loans grew 18.4% or $47,000.

Consumer loans were $11.1 million at December 31, 2004 and 2003. Excluding the impact of the addition of First Financial Bancorp’s loan and lease portfolio of $622,000 of consumer loans, consumer loans decreased 5.4% or $598,000. Consumer loans are predominantly automobile-related. The organic decrease in the consumer loan portfolio is the result of the bank’s decision not to compete with rates and terms offered by captive finance subsidiaries of major automobile manufacturers.

Leases receivable and other loans were $24.6 million at December 31, 2004, compared to $27.6 million at December 31, 2003. This decrease in leases receivable and other loans of $3.0 million, or 10.9%, is principally related to the decline in originations which reflects our unwillingness to extend credit at the current low market rates.

As of December 31, 2004, a concentration of loans existed in loans collateralized by real estate, comprising 83% of total loans. Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the bank’s primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We believe that our commercial real estate loan underwriting policies and practices result in prudent extensions of credit, but recognize that our lending activities result in relatively high reported commercial real estate lending levels. Commercial real estate loans include certain loans which represent low-to-moderate risks and certain loans which represent higher risks.

We set limitations on our exposure in commercial real estate lending activities and employ monitoring tools and reporting consistent with sound industry practices. We segment our commercial real estate mortgage and construction loan portfolio into low-to-moderate risk and higher risk loan categories and limit the aggregate of higher risk commercial real estate mortgage and construction loans outstanding to no more than 300% of the sum of Tier 1 capital plus the allowance for loan and lease losses. We further limit our total commercial real estate loans to no more than 550% of the sum of Tier 1 capital plus the allowance for loan and lease losses.

Higher risk commercial real estate mortgage and construction loans are defined as non-owner occupied construction and land development loans, non-farm non-residential commercial real estate mortgage loans with loan-to-value ratios over 50%, multi-family real estate mortgage loans with loan-to-value ratios over 50% and SBA 504 real estate mortgage loans with loan-to-value ratios over 50%. At December 31, 2004 this category of loans comprised 488% of our Tier 1 capital plus the allowance for loan and lease losses.

The following table shows the amounts of loans and leases held for investment outstanding as of December 31, 2004 which, based on scheduled repayments of principal are due in one year or less, more than one year through five years, and more than five years. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents, for loans and leases with maturities over one year, an analysis with respect to fixed interest rate loans and leases and floating interest rate loans and leases.

	Maturity				Rate Structure for Loans Maturing over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
	(Dollars in thousands)
Real estate – mortgage	$336,043	$129,802	$426,291	$892,136	$350,006	$206,087
Real estate – construction	119,394	18,911	46,012	184,317	53,331	11,592
Commercial	131,744	29,341	5,950	167,035	30,940	4,351
Agricultural	13,795	839	2,789	17,423	3,055	573
Consumer	3,769	4,455	2,886	11,110	7,341	—
Leases receivable and other	7,021	17,554	—	24,575	17,533	21

Total	$611,766	$200,902	$483,928	$1,296,596	$462,206	$222,624

Non-Performing Assets

Generally, loans and leases are placed on non-accrual status when they become 90 days or more past due or at such earlier time as management determines timely receipt of interest to be in doubt. Accrual of interest is discontinued on a loan or lease when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. The following table summarizes the loans and leases for which the accrual of interest has been discontinued and loans and leases more than 90 days past due and still accruing interest, including those loans and leases that have been restructured, and other real estate, which we refer to as OREO:

	As of December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Non-accrual loans and leases, not restructured	$2,899	$2,981	$3,646	$4,566	$3,747
Accruing loans and leases past due 90 days or more	—	—	—	—	—
Restructured loans and leases	—	—	—	—	—

Total non-performing loans (NPLs)	2,899	2,981	3,646	4,566	3,747
OREO	657	805	1,514	1,619	1,264

Total non-performing assets (NPAs)	$3,556	$3,786	$5,160	$6,185	$5,011

Selected ratios:
NPLs to total loans and leases held for investment	0.22%	0.31%	0.42%	0.52%	0.46%
NPAs to total loans and leases held for investment and OREO	0.27	0.40	0.59	0.71	0.61
NPAs to total assets	0.20	0.27	0.37	0.46	0.38

Impaired Loans and Leases

Impaired loans and leases are loans and leases for which it is probable that we will not be able to collect all amounts due according to the original contractual terms of the loan or lease agreement. The category of impaired loans and leases is not coextensive with the category of non-accrual loans and leases, although the two categories overlap. Non-accrual loans and leases are those loans or leases on which the accrual of interest is discontinued when collectibility of principal and interest is uncertain or payments of principal or interest have become contractually past due 90 days. Management may choose to place a loan or lease on non-accrual status due to payment delinquency or uncertain collectibility, while not classifying the loan or lease as impaired if it is probable that we will collect all amounts due in accordance with the original contractual terms of the loan or lease.

In determining whether or not a loan or lease is impaired, we apply our normal loan and lease review procedures on a case-by-case basis taking into consideration the circumstances surrounding the loan or lease and borrower, including the collateral value, the reasons for the delay, the borrower’s prior payment record, the amount of the shortfall in relation to the principal and interest owed and the length of the delay. We measure impairment on a loan-by-loan basis using either the present value of expected future cash flows discounted at the loan’s or lease’s effective interest rate or at the fair value of the collateral if the loan or lease is collateral dependent, less estimated selling costs. Loans or leases for which an insignificant shortfall in amount of payments is anticipated, but where we expect to collect all amounts due, are not considered impaired.

Loans and leases aggregating $2.7 million at December 31, 2004, $2.9 million at December 31, 2003 and $2.8 million at December 31, 2002 have been designated as impaired. The total allowance for loan and lease losses related to these impaired loans and leases was $606,000 at December 31, 2004, $1.1 million at December 31, 2003 and $671,000 at December 31, 2002.

The amount of interest income that we would have recorded on non-accrual loans and leases had the loans and leases been current totaled $175,000 for 2004, $162,000 for 2003, and $181,000 for 2002. All payments received on loans classified as non-accrual are applied first to principal; accordingly, interest income on such loans and leases was not significant for the years ended December 31, 2004, 2003 and 2002.

At December 31, 2004, we had one OREO property with an aggregate carrying value of $657,000. During 2004, we recorded a $148,000 write down of the OREO property to fair value yet management believes the property is readily marketable. At December 31, 2003, we had one OREO property with an aggregate carrying value of $805,000 compared to $1.5 million of OREO properties at December 31, 2002.

We record OREO properties at amounts which are approximately equal to the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other non-interest expense. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred.

At December 31, 2004, all loans which management has serious doubts as to the ability of the borrower to comply with the present loan repayment terms were classified as non-accrual.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level which, in management’s judgment, is adequate to absorb loan and lease losses inherent in the loan and lease portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan and lease portfolio, historical loss experience, and other significant factors affecting loan and lease portfolio collectibility. These other significant factors include the level and trends in delinquent, non-accrual and adversely classified loans and leases, trends in volume and terms of loans and leases, levels and trends in credit concentrations, effects of changes in underwriting standards, policies, procedures and practices, national and local economic trends and conditions, changes in capabilities and experience of lending management and staff and other external factors including industry conditions, competition and regulatory requirements.

Our methodology for evaluating the adequacy of the allowance for loan and lease losses has two basic elements: first, the identification of impaired loans and leases and the measurement of impairment for each individual loan identified; and second, a method for estimating an allowance for all other loans and leases.

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

In estimating the general allowance for loan and lease losses, we group the balance of the loan and lease portfolio into segments that have common characteristics, such as loan or lease type, collateral type or risk rating. Loans typically segregated by risk rating are those that have been assigned risk ratings using regulatory definitions of “special mention,” “substandard,” and “doubtful.” Loans graded “loss” are generally charged off immediately.

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

The specific allowance for impaired loans and leases and the general allowance are combined to determine the required allowance for loan and lease losses. The amount calculated is compared to the actual allowance for loan and lease losses at each quarter end and any shortfall is covered by an additional provision for loan and lease losses. As a practical matter, our allowance methodology may show that an unallocated allowance exists at quarter end. Any such amounts exceeding a minor percentage of the allowance will be removed from the allowance for loan and lease losses by a credit to the provision for loan and lease losses as of quarter end.

The table below summarizes loans and leases held for investment, average loans and leases held for investment, non-performing loans and leases and decreases in the allowance for loan and lease losses arising from charge-offs and additions to the allowance from provisions charged to operating expense, recoveries and the allowance acquired in acquisitions:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Allowance for loan and lease losses:
Beginning balance	$$13,343	$12,450	$12,363	$12,739	$8,027
Balance acquired	3,865	—	—	—	2,547
Loans charged off during period:
Real estate – mortgage	341	—	79	1,615	1,622
Real estate – construction	—	—	—	—	—
Commercial	2,151	258	1,074	4,301	94
Agricultural	—	—	—	—	—
Consumer	98	68	214	53	296
Leases receivable and other	48	716	355	64	88

Total	2,638	1,042	1,722	6,033	2,100
Recoveries:
Real estate – mortgage	106	326	808	310	105
Real estate – construction	—	—	—	—	—
Commercial	599	1,549	1,317	511	61
Agricultural	—	—	—	—	—
Consumer	148	20	7	16	30
Leases receivable and other	217	46	162	73	100

Total	1,070	1,941	2,294	910	296
Net loans and leases charged off (recovered)	1,568	(899)	(572)	5,123	1,804
Provision for (credit to) the allowance for loan and lease losses	560	(6)	(485)	4,747	3,969

Ending balance	$16,200	$13,343	$12,450	$12,363	$12,739

Loans and leases held for investment	$1,294,264	$952,798	$876,407	$872,698	$818,263
Average loans and leases held for investment	$1,021,151	$878,060	$863,230	$860,971	$776,310
Non-performing loans and leases	$2,899	$2,981	$3,646	$4,566	$3,747
Selected ratios:
Net (charge-offs) recoveries to average loans and leases held for investment	(0.15)%	0.10%	0.07%	(0.60)%	(0.23)%
Provision for (credit to) the allowance for loan and lease losses to average loans and leases held for investment	0.05	0.00	(0.06)	0.55	0.51
Allowance for loan and lease losses to loans and leases held for investment at year-end	1.25	1.40	1.42	1.42	1.56
Allowance for loan and lease losses to non-performing loans and leases	558.81	447.60	341.47	270.76	339.98

The allowance for loan and lease losses of $16.2 million at December 31, 2004 represented 1.25% of total loans and leases held for investment, net of deferred fees and costs, and 558.81% of non-performing loans and leases as of that date. At December 31, 2003, the allowance for loan and lease losses totaled $13.3 million, or 1.40% of total loans and leases held for investment, net of deferred fees and costs, and 447.60% of non-performing loans and leases as of that date. At December 31, 2002, the allowance for loan and lease losses totaled $12.5 million, or 1.42% of total loans and leases held for investment, net of deferred fees and costs, and 341.47% of non- performing loans and leases. Net charge-offs to average loans and leases held for investment were 0.15% for the year ended December 31, 2004 compared to net recoveries of 0.10% for the year ended December 31, 2003. See “Critical Accounting Policies,” and Note 5 of the “Notes to Consolidated Financial Statements.”

In 2004, total loan and lease charge-offs increased to $2.6 million from $1.0 million in 2003 and $1.7 million in 2002. The increase in total loan and lease charge-offs in 2004 is primarily related to the charge off of one significant commercial loan, while the decrease in total loan and lease charge-offs in 2003 is the result of a decline in commercial loan charge-offs.

Commercial loan charge-offs of $2.2 million in 2004 were higher than charge-offs of $258,000 in 2003 and $1.1 million in 2002. The increase in 2004 is related to the charge-off of one significant commercial loan. The decrease in 2003 is primarily the results of efforts made, beginning in 2000, to eliminate from the commercial loan portfolio borrowers believed to be less likely to withstand a potential economic downturn. The decrease is also a result of the decline in commercial loans, from $169.3 million at December 31, 2002 to $132.7 million at December 31, 2003.

In allocating our allowance for loan and lease losses, management has considered the credit risk in the various loan and lease categories in the bank’s portfolio. As such, the allocations of the allowance for loan and lease losses are based upon average historical net loan and lease loss experience and the other factors discussed above. While every effort has been made to allocate the allowance to specific categories of loans, management believes that any allocation of the allowance for loan and lease losses into loan categories lends an appearance of exactness that does not exist. The following table indicates management’s allocation of the allowance and the percent of loans in each category to total loans and leases as of each of the following dates. The allocated and unallocated portions of the allowance for loan and lease losses are available to the entire loan portfolio.

	As of December 31,
	2004		2003		2002		2001		2000
	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate-mortgage	$7,422	68.8%	$4,619	69.8%	$6,356	66.3%	$6,463	68.1%	$7,036	73.4%
Real estate-construction	1,578	14.2	883	12.2	886	9.0	762	6.9	961	7.2
Commercial	5,062	12.9	6,081	13.9	3,940	19.7	4,203	18.0	3,214	16.5
Agricultural	666	1.3	—	0.0	—	0.0	—	0.0	—	0.0
Consumer	428	0.9	159	1.2	337	1.7	313	2.6	280	2.7
Leases receivable	436	1.9	826	2.9	559	3.3	231	4.4	47	0.2
Unallocated	608	0.0	775	0.0	372	0.0	391	0.0	1,201	0.0

Total	$16,200	100.0%	$13,343	100.0%	$12,450	100.0%	$12,363	100.0%	$12,739	100.0%

Investment Securities Available for Sale

The market value of our investment securities available for sale at December 31, 2004 totaled $249.9 million compared to $219.3 million at December 31, 2003 and $222.8 million at December 31, 2002. We increased our investment portfolio during the fourth quarter of 2004, after maintaining a higher level of liquidity during the period leading up to the acquisition of First Financial Bancorp. Our portfolio of investment securities during 2004, 2003, and 2002 consisted predominately of U.S. Government agencies.

We manage our investment portfolio principally to provide liquidity and balance our overall interest rate risk. To a lesser extent, we manage our investment portfolio to provide earnings with a view to minimizing credit risk.

The market value of our portfolio of investment securities available for sale at December 31, 2004, 2003 and 2002 was as follows:

	Estimated Market Value As of December 31,
	2004	2003	2002
	(Dollars in thousands)
U.S. Treasury securities	$26,986	$1,998	$20,359
U.S. Government agencies	198,732	199,615	185,103
Obligations of states and political subdivisions	18,783	12,278	12,415
Other securities	5,415	5,411	4,889

Total investment securities available-for-sale	$249,916	$219,302	$222,766

The following table shows the maturities of investment securities at December 31, 2004 and the weighted average yields of such securities, excluding the benefit of tax-exempt securities:

	As of December 31, 2004
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury securities	$26,986	2.25%	$—	0.00%	$—	0.00%	$—	0.00%
U.S. Government agencies	—	0.00%	96,259	4.00%	102,473	4.65%	—	0.00%
Obligations of states and political subdivisions	269	4.40%	5,988	4.33%	10,189	4.15%	2,337	3.61%
Other securities	—	0.00%	7	4.06%	919	0.03%	481	0.03%

Total available-for-sale investment securities	$27,255	2.27%	$102,254	4.02%	$113,581	4.57%	$2,818	3.00%

At December 31, 2004, other securities of $5.4 million included $4.0 million of equity securities for which there is no maturity date.

Additional information concerning investment securities is provided in Note 4 to our Consolidated Financial Statements.

Deposits

Total deposits were $1.500 billion at December 31, 2004, an increase of 31.9%, compared to $1.137 billion at December 31, 2003. The increase in total deposits is primarily attributable to the acquisition of First Financial Bancorp. Average deposits were $1.213 billion for the year ended December 31, 2004, an increase of 2.1%, compared to $1.188 billion for the year ended December 31, 2003. Average non-interest bearing deposits were $409.3 million for the year ended December 31, 2004, an increase of 6.9%, compared to $382.9 million for the year ended December 31, 2003. Excluding the impact of First Financial Bancorp’s deposits and sale of five branches in 2003, average deposits increased 5.0% for the year ended December 31, 2004, while average non-interest bearing deposits increased 9.1%.

Total deposits were $1.500 billion at December 31, 2004, compared to $1.137 billion at December 31, 2003. The 31.9% increase in total deposits is also primarily attributable to First Financial Bancorp and the acquisition of its deposits, which totaled $266.8 million at December 31, 2004. Excluding the impact of the acquisition of First Financial Bancorp total deposits grew by 8.5%, or $96.1 million, including growth in non-interest bearing deposits of 13.4%, or $50.8 million.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods indicated:

	Year Ended December 31,
	2004		2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$197,458	0.35%	$200,095	0.43%	$204,092	0.96%
Money market	217,743	0.69	211,171	0.72	173,309	1.27
Savings	135,711	0.35	130,190	0.44	118,230	0.75
Time	253,013	1.83	263,794	2.07	341,279	3.17
Non-interest-bearing deposits	409,333	0.00	382,900	0.00	348,063	0.00

Total	$1,213,258	0.60%	$1,188,150	0.71%	$1,184,973	1.34%

Additionally, the following table shows the maturities of time certificates of deposit of $100,000 or more at December 31, 2004:

December 31, 2004
(Dollars in thousands)
Due in three months or less	$65,160
Due in over three months through six months	25,977
Due in over six months through twelve months	22,937
Due in over twelve months	25,581

Total	$139,655

Short-Term Borrowings

We enter into sales of securities under agreements to repurchase which are short term in nature. Borrowings of this type increased noticeably in the fourth quarter of 2003. Management elected to repay most of these borrowings during the first quarter of 2004 and by December 31, 2004, short-term borrowings had decreased by $25.0 million to $16.3 million. The borrowings were repaid with funds generated through the issuance of time certificates of deposit.

Junior Subordinated Deferrable Interest Debentures

We own the common stock of four business trusts that have issued an aggregate of $52.0 million in trust preferred securities fully and unconditionally guaranteed by us. The entire proceeds of each respective issuance of trust preferred securities were invested by the separate business trusts into junior subordinated deferrable interest debentures issued by us, with identical maturity, repricing and payment terms as the respective issuance of trust preferred securities. The aggregate amount of junior subordinated debentures issued by us is $53.6 million, with the maturity dates for the respective debentures ranging from 2031 through 2034. We may redeem the respective junior subordinated deferrable interest debentures earlier than the maturity date, with certain of the debentures being redeemable beginning in 2006 and others being redeemable beginning in 2007 and 2009. For more information about the trust preferred securities and the debentures see Note 11 to our Notes to Consolidated Financial Statements.

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

The regulatory capital guidelines as well as the actual capital ratios for Placer Sierra Bank and us as of December 31, 2004 are as follows:

Leverage Ratio
Placer Sierra Bancshares and Subsidiaries	8.99%
Minimum regulatory requirement	4.00%

Placer Sierra Bank	8.42%
Minimum requirement for “Well-Capitalized” institution	5.00%
Minimum regulatory requirement	4.00%

Tier 1 Risk-Based Capital Ratio
Placer Sierra Bancshares and Subsidiaries	9.56%
Minimum regulatory requirement	4.00%

Placer Sierra Bank	8.96%
Minimum requirement for “Well-Capitalized” institution	6.00%
Minimum regulatory requirement	4.00%

Total Risk-Based Capital Ratio
Placer Sierra Bancshares and Subsidiaries	10.74%
Minimum regulatory requirement	8.00%

Placer Sierra Bank	10.14%
Minimum requirement for “Well-Capitalized” institution	10.00%
Minimum regulatory requirement	8.00%

As of December 31, 2004, we exceeded each of the capital requirements to be deemed “well capitalized.” We own the common stock of four trusts that have issued $52 million of trust preferred securities. These securities are currently included in our Tier 1 capital for purposes of determining our Tier 1 and total risk-based capital ratios. Effective March 31, 2009, we will be required to use a more restrictive formula to determine the amount of trust preferred securities that may be included in regulatory Tier 1 capital. At that time, we will be allowed to include in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally is defined as shareholders’ equity, less goodwill and any related deferred income tax liability. The regulations currently in effect only limit the amount of trust preferred securities that may be included in Tier 1 capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier 1 capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at December 31, 2004. We expect that our Tier 1 capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied. For more information about the proposed regulations see “Item 1. BUSINESS. Supervision and Regulation.”

Off Balance Sheet Arrangements

The definition of “off-balance sheet arrangements” includes any transaction, agreement or other contractual arrangement to which an entity is a party under which we have:

•	Any obligation under a guarantee contract that has the characteristics as defined in paragraph 3 of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness to Others;

•	A retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets, such as a subordinated retained interest in a pool of receivables transferred to an unconsolidated entity;

•	Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the registrant’s own stock and classified in stockholders’ equity; or

•	Any obligation, including contingent obligations, arising out of a material variable interest, as defined in FASB Interpretation No. 46, Consolidation of Variable Interest Entities, in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

We are a party to financial instruments with off-balance sheet risk. We have entered into commitments to extend credit and standby letters of credit. At December 31, 2004, our commitments to extend credit and standby letters of credit totaled $379.6 million. Commitments which result in a funded loan will increase our profitability through net interest income. Therefore, during the year, we manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in “—Liquidity,” have been and are expected to be sufficient to meet the cash requirements of our lending activities. For a further description of these financial instruments which qualify as off-balance sheet arrangements, see Note 12 of our Notes to Consolidated Financial Statements.

For a description of variable interest entities which qualify as off-balance sheet arrangements, see Note 2 and Note 11 of our Notes to Consolidated Financial Statements, which discuss four statutory trusts (of which we own 100% of the common stock) that were formed solely for the purpose of issuing trust preferred securities.

Contractual Obligations

The following table sets forth our significant contractual obligations at December 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(Dollars in thousands)
Junior subordinated deferrable interest debentures	$53,611	$—	$—	$—	$53,611
Operating lease obligations	15,115	2,709	4,488	3,099	4,819
Deferred compensation	3,000	410	819	819	952
Supplemental executive retirement plans	11,195	257	559	959	9,420

Total	$82,921	$3,376	$5,866	$4,877	$68,802

The following table sets forth our other significant commitments at December 31, 2004:

	Amount of Commitment Expiration Per Period
Other Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(Dollars in thousands)
Commitments to extend credit	$373,935	$141,859	$25,371	$5,025	$201,680
Standby letters of credit	5,706	4,390	1,300	16	—

Total	$379,641	$146,249	$26,671	$5,041	$201,680

Liquidity

Management believes that the level of liquid assets is sufficient to meet our current and presently anticipated funding needs on a consolidated basis.

Placer Sierra Bancshares

On a stand-alone basis, we rely on dividends from the bank as our main source of liquidity. As of December 31, 2004, the maximum amount available for dividend distributions by the bank to us under these restrictions was approximately $13,763,000. However, such amount is further restricted due to the fact that the bank must keep a certain amount of capital in order to be “well capitalized.” Accordingly, the amount available for payment of dividends to us by the bank for the bank to remain “well capitalized” immediately thereafter totaled $2,000,000 at December 31, 2004.

Placer Sierra Bank

The bank relies on deposits as the principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Management attempts to maintain a loan-to-deposit ratio (total loans held for sale plus total loans and leases held for investment to total deposits) below 90% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold, investment securities not pledged as collateral less FHLB funds purchased expressed as a percentage of total deposits) above 15%. The loan-to-deposit ratio was 86.1% at December 31, 2004, 83.8% at December 31, 2003 and 73.5% at December 31, 2002. The liquidity ratio was 15.6% at December 31, 2004, 21.3% at December 31, 2003 and 27.6% at December 31, 2002.

Our deposits tend to be cyclical, decreasing at the beginning of each year and increasing over the balance of the year. In addition, while occasional fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity, we have not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

Based upon our existing business plan, management believes that the level of liquid assets is sufficient to meet the bank’s current and presently anticipated funding needs. Liquid assets of the bank represented approximately 13.1% of total assets at December 31, 2004. If the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of Federal funds, sales of securities under agreements to repurchase, sales of loans, discount window borrowings from the Federal Reserve Bank and $78.4 million under a line of credit with the Federal Home Loan Bank of San Francisco at December 31, 2004, could be employed to meet those current and presently anticipated funding needs.

Our liquidity may be impacted negatively, however, by several other factors, including expenses associated with unforeseen or pending litigation.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We do not have any market risk sensitive instruments entered into for trading purposes. We manage our interest rate sensitivity by matching the re-pricing opportunities on our earning assets to those on our funding liabilities. Management uses various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits and managing the deployment of our securities are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.

Interest rate risk is addressed by our Asset Liability Management Committee, or the ALCO, which is comprised of certain members of our senior management and a board member. The ALCO monitors interest rate risk by analyzing the potential impact on the net portfolio of equity value and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to maintain the potential impact on net portfolio of equity value and net interest income within acceptable ranges despite changes in interest rates.

Our exposure to interest rate risk is reviewed on at least a quarterly basis by the ALCO and our board of directors. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio of equity value and net interest income in the event of hypothetical changes in interest rates. If potential changes to net portfolio of equity value and net interest income resulting from hypothetical interest rate changes are not within board-approved limits, the board may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits.

Market Value of Portfolio Equity

We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as market value of portfolio equity, using a simulation model. This simulation model assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates.

The following table presents forecasted changes in the market value of portfolio equity using a base market rate and the estimated change to the base scenario given an immediate and sustained upward and downward movement in interest rates of 100 and 200 basis points at December 31, 2004.

Market Value of Portfolio Equity

(Dollars in thousands)

Interest Rate Scenario	Market Value of Portfolio Equity	Percentage Change from Base	Percentage of Total Assets	Percentage of Portfolio Equity Book Value
Up 200 basis points	$313,757	(5.28)%	17.64%	163.72%
Up 100 basis points	322,491	(2.64)	18.13	168.28
BASE	331,239	—	18.62	172.84
Down 100 basis points	332,784	0.47	18.71	173.65
Down 200 basis points	338,452	2.18	19.03	176.61

The computation of prospective effects on the market value of portfolio equity from hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates. Actual amounts may differ from the projections set forth above should market conditions vary from the underlying assumptions.

Net Interest Income Simulation

In order to measure interest rate risk at December 31, 2004, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and a net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (embedded options), and accordingly the simulation model uses national indexes to estimate these prepayments and reinvest their proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes no growth in the balance sheet and that its structure will remain similar to the structure at year end. It does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change. Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased on an instantaneous and sustained basis.

Sensitivity of Net Interest Income

December 31, 2004

(Dollars in thousands)

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base	Net Interest Margin Percent	Net Interest Margin Change (in basis points)
Up 200 basis points	$79,717	2.32%	5.13%	12
Up 100 basis points	78,830	1.18	5.07	6
BASE	77,911	—	5.01	—
Down 100 basis points	74,001	(5.02)	4.76	(25)
Down 200 basis points	71,072	(8.78)	4.57	(44)

Gap Analysis

Another way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to re-pricing in specified time periods.

The following table sets forth the distribution of re-pricing opportunities of our interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (that is, interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets as of December 31, 2004. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may re-price in accordance with their contractual terms. The interest rate relationships between the re-priceable assets and re-priceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on our net interest margins.

	December 31, 2004 Amounts Maturing or Re-pricing in
	3 Months or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non-Sensitive(1)	Total
	(Dollars in thousands)
ASSETS
Cash and due from banks	$—	$—	$—	$—	$39,255	$39,255
Federal funds sold	361	—	—	—	—	361
Investment securities	26,986	269	102,254	116,399	4,008	249,916
Loans and leases held for sale	—	—	—	—	—	—
Loans and leases held for investment	548,690	60,416	200,994	484,164	—	1,294,264
Other assets(2)	—	—	—	—	195,189	195,189

Total assets	$576,037	$60,685	$303,248	$600,563	$238,452	$1,778,985

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest-bearing demand deposits	$—	$—	$—	$—	$485,193	$485,193
Interest-bearing demand, money market and savings	699,185	—	—	—	—	699,185
Time certificates of deposit	135,783	124,380	55,518	—	—	315,681
Short-term debt	16,265	—	—	—	—	16,265
Long-term debt	53,611	—	—	—	—	53,611
Other liabilities	—	—	—	—	17,409	17,409
Shareholders’ equity	—	—	—	—	191,641	191,641

Total liabilities and shareholders’ equity	$904,844	$124,380	$55,518	$—	$694,243	$1,778,985

Period gap	$(328,807)	$(63,695)	$247,730	$600,563	$(455,791)
Cumulative interest-earning assets	576,037	636,722	939,970	1,540,533
Cumulative interest-bearing liabilities	904,844	1,029,224	1,084,742	1,084,742
Cumulative gap	(328,807)	(392,502)	(144,772)	455,791
Cumulative interest-earning assets to cumulative interest-bearing liabilities	63.7%	61.9%	86.7%	142.0%
Cumulative gap as a percent of:
Total assets	(18.5)	(22.1)	(8.1)	25.6
Interest-earning assets	(21.3)	(25.4)	(9.4)	29.5

(1)	Assets or liabilities and equity which are not interest rate-sensitive.
(2)	Allowance for loan and lease losses of $16.2 million as of December 31, 2004 is included in other assets.

At December 31, 2004, we had $636.7 million in assets and $1.029 billion in liabilities re-pricing within one year. This means that $392.5 million more of our interest rate sensitive liabilities than our interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest-earning assets to interest-bearing liabilities maturing or re-pricing within one year at December 31, 2004 is 61.9%. In theory, this analysis indicates that at December 31, 2004, if interest rates were to increase, the gap would tend to result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of re-pricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally relates to the re-pricing characteristics of short-term funding sources such as certificates of deposit.

Gap analysis has certain limitations. Measuring the volume of re-pricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepayment speeds as interest rates decrease, basis risk, embedded options or the benefit of no-rate funding sources. The relationship between product rate re-pricing and market rate changes (basis risk) is not the same for all products. The majority of interest-earning assets generally re-price along with a movement in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in market rates. Products categorized as non-rate sensitive, such as our non-interest-bearing demand deposits, in the gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our actual behavior more asset sensitive than is indicated in the gap analysis. In fact, we have experienced higher net interest income when rates rise, and lower net interest income when rates fall, in contrast to what is indicated by the gap analysis. Therefore, management uses income simulation, net interest income rate shocks and market value of portfolio equity as its primary interest rate risk management tools.

Recent Accounting Pronouncements

Other-Than-Temporary Impairment of Certain Investments

In June 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes additional guidance for evaluating and recording impairment losses on debt and equity investments, as well as disclosure requirements for investments that are deemed to be temporarily impaired. The proposed guidance indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary. In September 2004, the FASB delayed the effective date of the recognition and measurement guidance of EITF 03-1, pending further deliberations. The disclosures for investments that are deemed temporarily impaired are included in Note 4 to the consolidated financial statements. Once the FASB has reached a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

Share-Based Payments

In December 2004, the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03 (SOP), Accounting for Certain Loans or Debt Securities

Acquired in a Transfer (SOP). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It also includes such loans acquired in purchase business combinations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted and requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.

This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within its scope. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. In management’s opinion, the adoption of this pronouncement will not have a material impact on the Company’s financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

See the discussion under “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Quantitative and Qualitative Disclosure About Market Risk.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DAT A

Information regarding Financial Statements and Supplementary Data appears on A-1 through A-49 under the caption “CONSOLIDATED BALANCE SHEET,” “CONSOLIDATED STATEMENT OF INCOME,” “CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME,” “CONSOLIDATED STATEMENT OF CASH FLOWS” and “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS” and is incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE MATTERS

None.

ITEM 9A.    CON TROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the year ended December 31, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. During the fourth quarter ended December 31, 2004, we failed to timely report matters that should have been disclosed on current reports on Form 8-K. We have undertaken remediation by providing education about the requirements for filing current reports on Form 8-K and implementing procedures to identify items that need to be reported. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

During the quarter ended December 31, 2004, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls.

ITEM 9B.    OTHER INFORMATI ON

On March 29, 2005, we entered into an agreement entitled Appointment of Successor Administrators by and among us, U.S. Bank National Association and successor administrators David E. Hooston, James A. Sundquist and Angelee J. Harris. Under the terms of the agreement, the successors administrators were appointed to act as administrators of First Financial (CA) Statutory Trust I, a Connecticut statutory business trust of which we own all of the common securities.

During the fourth quarter of 2004, we did not file a current report on Form 8-K reporting that the employment agreement of our Chief Financial Officer was amended as of October 26, 2004 to clarify that our Chief Financial Officer reports to our Chairman and Chief Executive Officer. The amendment was entered into between Placer Sierra Bancshares and the Chief Financial Officer.

During the fourth quarter of 2004, we also failed to timely report our entry into a lease for our headquarters, located at 525 J Street, Sacramento, CA which occurred in November of 2004 and the grant of options for certain of our executives, which occurred in December of 2004. We filed current reports on Form 8-K on January 5, 2005 (which we later amended on March 3, 2005) and on March 3, 2005 reporting the required information. The information in such current reports is incorporated herein by reference.

PART III

ITEM 10.    DIRECTORS AND E XECUTIVE OFFICERS OF REGISTRANT

We intend to file a definitive proxy statement for the 2005 Annual Meeting of Shareholders (the “Proxy Statement”) with the SEC within 120 days of December 31, 2004. Information regarding our directors (including information about our “Audit Committee Financial Expert”) will appear under the caption “DISCUSSION OF THE PROPOSALS RECOMMENDED BY THE BOARD—Proposal 1: Election of Directors” in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and executive officers will appear under the caption “INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS” in the Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics for All Senior Financial Officers, including the principal financial officer and principal accounting officer, and we have adopted a Code of Business Conduct and Ethics applicable to all of our directors and employees, including the principal executive officer. Both codes are posted on our internet web site at www.plsb.com. None of the information on or hyperlinked from our website is incorporated into this Annual Report on Form 10-K

ITEM 11.    EXECUTI VE COMPENSATION

Information regarding executive compensation will appear under the caption “INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS” in the Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management and related shareholder matters and information regarding the approval of equity compensation plans will appear under the caption “INFORMATION ABOUT STOCK OWNERSHIP” in the Proxy Statement and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will appear under the caption “INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS” in the Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FE ES AND SERVICES

Information regarding fees paid to Perry-Smith, LLP our independent accountants, will appear under the caption “PRINCIPAL ACCOUNTANTS FEES AND SERVICES” in the Proxy Statement and is incorporated herein by reference.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT S AND SCHEDULES

(a) 1. Financial Statements The following documents are filed as part of this report:

2. Financial Statement Schedules

Not applicable.

3. Exhibits

See Item 15(c) below.

(c) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description of Exhibit

2.1	The Agreement and Plan of Merger by and among Placer Sierra Bancshares, Placer Sierra Bank, First Financial Bancorp, and Bank of Lodi, N.A. dated September 7, 2004(5)

3.1	Amended and Restated Articles of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (1)

4.1	Specimen stock certificate representing shares of common stock of the Registrant (1)

4.2	Indenture, dated as of December 18, 2001, between Placer Capital Co. II and State Street Bank and Trust Company of Connecticut, National Association(1)

4.3	Amended and Restated Declaration of Trust of Placer Statutory Trust II, dated as of December 18, 2001, among State Street Bank and Trust Company of Connecticut, National Association, Placer Capital Co. II, and Ronald W. Bachli, J. Thomas Byrom and David E. Hooston, as Administrators(1)

4.4	Guarantee Agreement, dated as of December 18, 2001, between Placer Capital Co. II and State Street Bank and Trust Company of Connecticut, National Association(1)

4.5	Floating Rate Junior Subordinated Deferrable Interest Debenture, dated December 18, 2001 by Placer Capital Co. II in favor of State Street Bank and Trust Company of Connecticut, National Association(1)

4.6	Trustee Parent Guarantee, dated as of December 18, 2001, by State Street Bank and Trust Company for the benefit of persons listed therein(1)

4.7	Indenture, dated as of December 18, 2001, between Southland Capital Co. and State Street Bank and Trust Company of Connecticut, National Association(1)

4.8	Amended and Restated Declaration of Trust of Southland Statutory Trust I, dated as of December 18, 2001, among State Street Bank and Trust Company of Connecticut, National Association, Southland Capital Co., and Ronald W. Bachli, J. Thomas Byrom, and David E. Hooston, as Administrators(1)

Exhibit Number	Description of Exhibit

4.9	Guarantee Agreement, dated as of December 18, 2001, between Southland Capital Co. and State Street Bank and Trust Company of Connecticut, National Association(1)

4.10	Floating Rate Junior Subordinated Deferrable Interest Debenture, dated December 18, 2001 by Southland Capital Co. in favor of State Street Bank and Trust Company of Connecticut, National Association(1)

4.11	Trustee Parent Guarantee, dated as of December 18, 2001, by State Street Bank and Trust Company for the benefit of persons listed therein(1)

4.12	First Supplemental Indenture, dated as of June 17, 2004, between U.S. Bank National Association and Placer Sierra Bancshares(1)

4.13	Indenture, dated as of November 22, 2004 between Placer Sierra Bancshares and Deutsche Bank Trust Company Americas

4.14	Amended and Restated Declaration of Trust of Placer Statutory Trust III, dated as of November 22, 2004 among Deutsche Bank Trust Company Americas, Placer Sierra Bancshares and Ronald W. Bachli, David E. Hooston and Judy J. Reithmeier as Administrative Trustees

4.15	Guarantee Agreement, dated as of November 22, 2004, between Placer Sierra Bancshares and Deutsche Bank Trust Company Americas

4.16	Floating Rate Junior Subordinated Deferrable Interest Debenture, dated November 22, 2004 by Placer Sierra Bancshares in favor of Deutsche Bank Trust Company

4.17	Indenture, dated as of March 26, 2002 between First Financial Bancorp and State Street Bank and Trust Company of Connecticut, National Association, as Trustee

4.18	Amended and Restated Declaration of Trust of First Financial Statutory Trust I, dated as of March 26, 2002, by and among State Street Bank and Trust Company of Connecticut, National Association, First Financial Bancorp and Benjamin R. Goehring, Weldon D. Schumacher and Leon J. Zimmerman as Administrators

4.19	Guarantee Agreement, dated as of March 26, 2002 between First Financial Bancorp and State Street Bank and Trust Company of Connecticut, National Association

4.20	Floating Rate Junior Subordinated Deferrable Interest Debenture, dated March 26, 2002 by First Financial Bancorp in favor of State Street Bank and Trust Company of Connecticut, National Association

4.21	First Supplemental Indenture, dated as of December 11, 2004 between U.S. Bank National Association (as successor-in-interest to State Street Bank and Trust Company of Connecticut, National Association) and Placer Sierra Bancshares.

4.22	Appointment of Successor Administrators dated as of March 29, 2004 among the Registrant, David E. Hooston, James A. Sundquist and Angelee J. Harris and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company of Connecticut, National Association)

10.1	Amended and Restated Registration Rights Agreement, dated March 15, 2004, by and between California Community Financial Institutions Fund Limited Partnership (the “Fund”) and the Registrant(1)

10.2	Amendment No. 1 to Amended and Restated Registration Rights Agreement, dated as of June 28, 2004, between the Fund and the Registrant(1)

10.3	Amended and Restated 2002 Stock Option Plan of the Registrant(1)†

Exhibit Number	Description of Exhibit

10.4	Form of Nonstatutory Stock Option Agreement for the Amended and Restated 2002 Stock Option Plan(2)†

10.5	Form of Indemnification Agreement(1)†

10.6	Supplemental Executive Retirement Plan, dated May 14, 2003, by the Registrant for benefit of Ronald W. Bachli(1)†

10.7	Trust Agreement, dated May 14, 2002, between Borel Private Bank & Trust Company and the Registrant(1)

10.8	Employment Agreement, dated as of January 1, 2003, between Ronald W. Bachli and the Registrant(1)†

10.9	Amendment to Employment Agreement, dated as of October 28, 2003, between Ronald W. Bachli and the Registrant(1)†

10.10	Amendment to Employment Agreement, dated as of December 16, 2003, between Ronald W. Bachli and the Registrant(1)†

10.11	Notice of Extension of Term of Employment Agreement, dated October 28, 2003, from the Board of Directors of the Registrant to Ronald W. Bachli(1)†

10.12	Restricted Stock Purchase and Grant Agreement, dated as of December 27, 2002, between Ronald W. Bachli and the Registrant(1)†

10.13	Employment Agreement, dated as of January 1, 2003, between David E. Hooston and the Registrant(1)†

10.14	Amendment to Employment Agreement, dated as of October 28, 2003, between David E. Hooston and the Registrant(1)†

10.15	Notice of Extension of Term of Employment Agreement, dated October 28, 2003, from the Board of Directors of the Registrant to David E. Hooston(1)†

10.16	Amendment to Employment Agreement, dated as of January 1, 2004, between David E. Hooston and the Registrant(1)†

10.17	Amendment to Employment Agreement, dated as of October 26, 2004 between David E. Hooston and the Registrant†

10.18	Stock Purchase and Grant Agreement, dated as of December 27, 2002, between David E. Hooston and the Registrant(1)†

10.19	Employment Agreement, dated as of October 28, 2003, between Randall E. Reynoso and Placer Sierra Bank(1)†

10.20	Amendment to Employment Agreement, dated June 1, 2004 between Randall E. Reynoso and Placer Sierra Bank†

10.21	Amendment to Employment Agreement, dated October 26, 2004, by and among Placer Sierra Bank, Placer Sierra Bancshares and Randall E. Reynoso. †

10.22	Amendment to Employment Agreement, dated as of December 31, 2004 between Randall E. Reynoso and the Registrant )†

10.23	Stock Purchase and Grant Agreement, dated as of October 28, 2003, between Randall E. Reynoso and the Registrant(1)†

Exhibit Number	Description of Exhibit

10.24	Employment Agreement, dated as of October 28, 2003, between James A. Sundquist and the Registrant(1)†

10.25	Employment Agreement, dated as of January 1, 2003, between Robert H. Muttera and Placer Sierra Bank(1)†

10.26	Amendment to Employment Agreement, dated as of October 28, 2003, between Robert H. Muttera and Placer Sierra Bank(1)†

10.27	Employment Agreement, dated as of October 15, 2003, between K. Lynn Matsuda and Placer Sierra Bank(1)†

10.28	Employment Agreement and Agreement for Severance Pay, dated as of September 1, 2003, between Harvey Ferguson and Placer Sierra Bank(1)†

10.29	Release Agreement, dated as of January 2, 2004, between Harvey Ferguson and Placer Sierra Bank(1)†

10.30	Employment Agreement, dated May 17, 2004, between Ken E. Johnson and Placer Sierra Bank(1)†

10.31	Amendment to Employment Agreement dated October 26, 2005 between Ken E. Johnson and the Registrant†

10.32	Employment Agreement, dated as of June 28, 2004, among Robert C. Campbell, Jr., Placer Sierra Bank and the Registrant(1)†

10.33	Employment Agreement, dated as of June 21, 2004, between Kevin Barri and Placer Sierra Bank(1)†

10.34	Employment Agreement, dated January 1, 2005 between Marshall V. Laitsch and Placer Sierra Bank (3)

10.35	Employment Agreement, dated January 24, 2005 between Angelee J. Harris and Placer Sierra Bancshares (4)

10.36	Placer Sierra Bank 2003 Executive Incentive Compensation Plan for Randall E. Reynoso(1)†

10.37	Placer Sierra Bank 2003 Executive Incentive Compensation Plan for James A. Sundquist(1)†

10.38	Placer Sierra Bank 2003 Executive Incentive Compensation Plan for Robert H. Muttera(1)†

10.39	2004 Executive Incentive Compensation Plan(1)†

10.40	Network Services Agreement, dated December 31, 2001 between U.S. Bank, N.A. and Placer Sierra Bank(1)††

10.41	Contract Amendment dated November 11, 2003 to Network Service Agreement, between U.S. Bank, N.A. and Placer Sierra Bank(1)††

10.42	Agreement for Information Technology Services, dated December 21, 2000, between Aurum Technology, Inc. and the Registrant, as amended(1)††

10.43	Partial Assignment and Assumption Agreement and Amendment, dated as of September 30, 2003, among Aurum Technology, Inc., Placer Sierra Bank and the Registrant(1)††

10.44	Office Lease between NNN Sacramento Corporate Center, LLC, a Virginia limited liability company, NNN Sacramento 1, LLC, NNN Sacramento 2, LLC, NNN Sacramento 3, LLC, NNN Sacramento 4, LLC, NNN Sacramento 5, LLC, NNN Sacramento 6, LLC, NNN Sacramento 7, LLC, NNN Sacramento 9, LLC, NNN Sacramento 10, LLC, NNN Sacramento 11, LLC, NNN Sacramento 12, LLC, NNN Sacramento 13, LLC, NNN Sacramento 14, LLC, NNN Sacramento 16, LLC NNN Sacramento 17, LLC, each a California limited liability company (collectively “Landlord”) and Placer Sierra Bank (2)

Exhibit Number	Description of Exhibit

10.45	Lease, dated May 15, 1996, between Union Pacific Railroad Company and Placer Sierra Bank(1)

10.46	Shareholder Agreement, dated as of April 30, 2004, between the Registrant and California Community Financial Institutions Fund Limited Partnership(1)

10.47	2002 Stock Option Plan of Southland Capital Co.(1)

10.48	Network Services Agreement, dated December 31, 2001, between U.S. Bank, N.A. and Bank of Orange County(1)

10.49	Executive Supplemental Compensation Agreement dated August 2, 1999 by and between Bank of Lodi and Allen R. Christenson

10.50	Executive Supplemental Compensation Agreement dated December 6, 1999 by and between Bank of Lodi and Robert H. Daneke

10.51	Amended and Restated Executive Supplemental Compensation Agreement dated April 3, 1998 by and between Bank of Lodi and Leon J. Zimmerman

21.1	Subsidiaries of the Registrant

23.1	Consent of Perry-Smith LLP

23.2	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit.

††	Filed in redacted form pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

1.	Incorporated by reference from our Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004.

2.	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 3, 2005.

3.	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 6, 2005.

4.	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 28, 2005.

5.	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on September 8, 2004.

(c) Additional Financial Statements

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2005.

PLACER SIERRA BANCSHARES

By:	/S/ RONALD W. BACHLI
Ronald W. Bachli Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RONALD W. BACHLI Ronald W. Bachli	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2005

/S/ DAVID E. HOOSTON David E. Hooston	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2005

/S/ CHRISTIE BLACK Christie Black	Director	March 29, 2005

/S/ ROBERT J. KUSHNER Robert J. Kushner	Director	March 29, 2005

/S/ LARRY D. MITCHELL Larry D. Mitchell	Director	March 29, 2005

/S/ DWAYNE A. SHACKELFORD Dwayne A. Shackelford	Director	March 29, 2005

/S/ WILLIAM J. SLATON William J. Slaton	Director	March 29, 2005

/S/ SANDRA SMOLEY Sandra Smoley	Director	March 29, 2005

/S/ ROBERT H. SMILEY Robert H. Smiley	Director	March 29, 2005

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 AND 2003 AND

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003 AND 2002

AND

REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRMS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders

and Board of Directors

Placer Sierra Bancshares and Subsidiaries

We have audited the accompanying consolidated balance sheet of Placer Sierra Bancshares and subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated balance sheet of Southland Capital Co. as of December 31, 2003 or the related consolidated statements of income, changes in shareholders’ equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2003, which reflect total assets of $446,316,000 as of December 31, 2003 and net interest income of $20,607,000 and $18,290,000 and net earnings of $6,096,000 and $3,330,000 for the years ended December 31, 2003 and 2002, respectively. Those statements were audited by other auditors whose report, dated May 21, 2004, has been furnished to us, and our opinion, insofar as it relates to the amounts included for Southland Capital Co. in the accompanying consolidated financial statements, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Placer Sierra Bancshares and subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California

March 21, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Southland Capital Co.:

We have audited the consolidated balance sheets of Southland Capital Co. and subsidiary (the Company) as of December 31, 2003 and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2003 (such consolidated financial statements are not presented separately herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southland Capital Co. and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California

May 21, 2004

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2004 and 2003

(Dollars in thousands)

	2004	2003
ASSETS
Cash and due from banks	$39,255	$55,776
Federal funds sold	361	32,729

Cash and cash equivalents	39,616	88,505

Interest bearing deposits with other banks	125	—
Investment securities available-for-sale (Notes 4 and 9)	249,916	219,302
Federal Reserve Bank and Federal Home Loan Bank stock	10,430	7,286
Loans held for sale	—	67
Loans and leases held for investment, net of allowance for loan and lease losses of $16,200 in 2004 and $13,343 in 2003 (Notes 5, 9, 12 and 18)	1,278,064	939,455
Premises and equipment, net (Note 6)	27,645	20,055
Cash surrender value of life insurance (Note 15)	42,390	26,834
Other real estate	657	805
Goodwill (Note 2)	101,329	72,639
Other intangible assets, net of accumulated amortization of $12,765 in 2004 and $11,279 in 2003 (Notes 2 and 17)	14,172	8,760
Other assets (Note 7)	14,641	13,238

Total assets	$1,778,985	$1,396,946

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$485,193	$378,611
Interest bearing (Note 8)	1,014,866	758,549

Total deposits	1,500,059	1,137,160

Short-term borrowings (Notes 4, 5 and 9)	16,265	41,221
Accrued interest payable and other liabilities (Notes 10 and 15)	17,409	15,525
Junior subordinated deferrable interest debentures (Note 11)	53,611	38,146

Total liabilities	1,587,344	1,232,052

Commitments and contingencies (Note 12)

Shareholders’ equity (Notes 13 and 14):
Preferred stock, 25,000,000 shares authorized; none issued or outstanding at December 31, 2004 or 2003	—	—
Common stock, no par value; 100,000,000 shares authorized; 14,877,056 and 13,683,493 shares issued and outstanding at December 31, 2004 and 2003, respectively	157,834	142,777
Retained earnings	33,323	21,049
Accumulated other comprehensive income (Notes 4 and 19)	484	1,068

Total shareholders’ equity	191,641	164,894

Total liabilities and shareholders’ equity	$1,778,985	$1,396,946

The accompanying notes are an integral part of these consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

	2004	2003	2002
Interest income:
Interest and fees on loans and leases held for investment	$63,193	$58,067	$63,257
Interest on loans held for sale	9	209	313
Interest on deposits with other banks	1	—	18
Interest and dividends on investment securities:
Taxable	6,949	8,848	6,715
Tax-exempt	529	539	548
Interest on federal funds sold	1,150	1,120	1,800

Total interest income	71,831	68,783	72,651

Interest expense:
Interest on deposits (Note 8)	7,303	8,405	15,870
Interest on short-term borrowings (Note 9)	167	100	158
Interest on junior subordinated deferrable interest debentures (Note 11)	1,974	1,770	2,099

Total interest expense	9,444	10,275	18,127

Net interest income	62,387	58,508	54,524
Provision for (credit to) the allowance for loan and lease losses (Note 5)	560	(6)	(485)

Net interest income after provision for (credit to) the allowance for loan and lease losses	61,827	58,514	55,009

Non-interest income:
Service charges and fees on deposit accounts	6,293	6,872	6,370
Referral and other loan-related fees	2,914	2,516	2,780
Loan servicing income	310	394	468
Gain on sale of loans, net	185	642	957
Revenues from sales of non-deposit investment products	695	759	765
(Loss) gain on sale of investment securities available-for-sale, net (Note 4)	(3,335)	760	1,075
Increase in cash surrender value of life insurance	1,210	1,261	1,360
Gain on sale of branches, net of expenses (Note 16)	—	1,545	254
Debit card and merchant discount fees	902	801	641
Other	1,441	442	787

Total non-interest income	10,615	15,992	15,457

Non-interest expense:
Salaries and employee benefits (Notes 5 and 15)	25,423	24,481	27,707
Occupancy and equipment (Notes 6 and 12)	7,031	7,152	7,937
Merger	2,300	—	1,606
Other (Note 17)	16,976	19,112	19,058

Total non-interest expense	51,730	50,745	56,308

Income before income taxes	20,712	23,761	14,158
Provision for income taxes (Note 10)	7,693	8,431	4,807

Income before minority interest	13,019	15,330	9,351
Minority interest share of income	—	—	123

Net income	$13,019	$15,330	$9,228

Earnings per share (Note 13):
Basic	$0.92	$1.13	$0.70

Diluted	$0.90	$1.13	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	Common Stock		(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2001	13,165,685	$139,006	$(3,319)	$1,128	$136,815
Comprehensive income (Note 19):
Net income	—	—	9,228	—	9,228
Net change in unrealized gain on investment securities available-for-sale, net of tax	—	—	—	955	955

Total comprehensive income	—	—	—	—	10,183

Common stock to be issued under stock purchase and grant agreements (Note 13)	241,666	1,692	—	—	1,692
Stock options exercised, including tax benefit (Note 13)	50	—	—	—	—

Balance, December 31, 2002	13,407,401	140,698	5,909	2,083	148,690
Comprehensive income (Note 19):
Net income	—	—	15,330	—	15,330
Net change in unrealized gain on investment securities available-for-sale, net of tax	—	—	—	(1,015)	(1,015)

Total comprehensive income	—	—	—	—	14,315

Issuance of common stock under stock purchase and grant agreements (Note 13)	119,444	1,056	—	—	1,056
Tax liability on redemption of investment in affiliate	—	(383)	—	—	(383)
In-substance dividend (Note 18)	—	—	(190)	—	(190)
Stock options exercised, including tax benefit (Note 13)	156,648	1,406	—	—	1,406

Balance, December 31, 2003	13,683,493	142,777	21,049	1,068	164,894
Comprehensive income (Note 19):
Net income	—	—	13,019	—	13,019
Net change in unrealized gain on investment securities available-for-sale, net of tax	—	—	—	(584)	(584)

Total comprehensive income	—	—	—	—	12,435

Stock options exercised, including tax benefit (Note 13)	627,115	7,792	—	—	7,792
Stock issued in connection with acquisition of minority interest	—	92	—	—	92
Repurchase of shares of dissenting minority shareholder	(1,746)	(32)	—	—	(32)
Stock-based compensation	—	38	—	—	38
Dividend declared ($0.05 per share)	—	—	(745)	—	(745)
Initial public offering, net of issuance costs (Note 13)	568,194	7,167	—	—	7,167

Balance, December 31, 2004	14,877,056	$157,834	$33,323	$484	$191,641

The accompanying notes are an integral part of these consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$13,019	$15,330	$9,228
Adjustments to reconcile net income to net cash provided by operations:
Provision for (credit to) the allowance for loan and lease losses	560	(6)	(485)
(Accretion) amortization of investment security premiums/discounts, net	(34)	452	855
Amortization of other intangible assets	1,947	2,119	2,484
Write off of core deposit intangible associated with sale of branch deposits	—	481	—
Increase (decrease) in deferred loan fees, net	1,704	342	(159)
Depreciation and amortization	3,011	3,039	3,576
Minority interest share of income	—	—	123
Stock dividends received on FHLB and FRB stock	(315)	(208)	(263)
Stock-based compensation	38	—	—
Compensation expense recognized in connection with employee stock grants	—	206	1,692
Loss (gain) on sale of investment securities available-for-sale, net	3,335	(760)	(1,075)
Gain on sale of other real estate	—	(1)	(81)
Gain on sale of loans held for sale, net	(185)	(642)	(957)
Fundings of loans held for sale	(4,601)	(27,318)	(75,577)
Proceeds from sale of loans held for sale	4,853	41,054	75,195
Premium on sale of branch deposits	—	(2,179)	(350)
Gain from life insurance proceeds	(397)	—	—
Loss on disposal of premises and equipment	17	27	181
Write down of other real estate	148	263	28
Deferred income taxes	(1,527)	1,893	(1,773)
Increase in cash surrender value of life insurance	(1,210)	(1,253)	(1,226)
Net decrease (increase) in other assets	1,548	75	(490)
Net (decrease) increase in accrued interest payable and other liabilities	(2,905)	(1,740)	3,198

Net cash provided by operating activities	19,006	31,174	14,124

Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits with other banks	(125)	100	800
Purchases of investment securities available-for-sale	(294,221)	(167,790)	(268,713)
Proceeds from the sale of investment securities available-for-sale	140,544	110,416	65,558
Proceeds from calls and maturities of investment securities available-for-sale	172,330	59,000	125,035
Proceeds from principal repayments of investment securities available-for-sale	166	425	686
(Purchase) redemption of FHLB and FRB stock	(2,647)	272	1,382
Net increase in loans held for investment	(132,990)	(81,385)	(10,318)
Proceeds from recoveries of charged-off loans	1,070	1,941	2,294
Purchases of premises and equipment	(2,022)	(1,604)	(2,818)
Proceeds from sale of premises and equipment	121	1,961	—
Proceeds from sale of other real estate	—	447	158
Deposit on single premium cash surrender value life insurance	(305)	(305)	—
Proceeds from life insurance death benefits	758	—	—
Investment in limited partnership	(139)	—	—
Cash paid for First Financial Bancorp, net of cash received	(28,770)	—	—
Cash paid for Cerritos Valley Bank, net of cash received	—	—	(6,405)

Net cash used in investing activities	(146,230)	(76,522)	(92,341)

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$49,033	$9,681	$110,299
Net increase (decrease) in time deposits	29,021	(20,174)	(60,371)
Net cash transferred in sale of branches and deposits	—	(42,520)	(5,638)
Net (decrease) increase in short-term borrowings	(24,956)	30,993	2,696
Exercise of stock options, including tax benefit	7,792	1,406	—
Initial public offering proceeds, net of issuance costs	7,167	—	—
Repurchase of shares of dissenting minority shareholder	(32)	—	—
Proceeds from sale of common stock under stock purchase and grant agreements	—	850	—
Issuance of junior subordinated deferrable interest debentures	10,310	—	—
Exercise of share purchase rights by minority interest	—	—	450

Net cash provided by (used in) financing activities	78,335	(19,764)	47,436

Net decrease in cash and cash equivalents	(48,889)	(65,112)	(30,781)

Cash and cash equivalents, beginning of year	88,505	153,617	184,398

Cash and cash equivalents, end of year	$39,616	$88,505	$153,617

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$9,207	$10,677	$18,048
Income taxes	$4,575	$8,133	$6,283
Non-cash investing and financing activities:
Net change in unrealized gains on investment securities available-for-sale	$(1,000)	$(1,720)	$1,628
Recognition of common stock issued in connection with stock grant	$—	$206	$1,692
Dividends declared	$745	$—	$—
Stock issued in connection with acquisition of minority interest	$92	$—	$—
Limited partnership capital commitment	$861	$—	$—

Sale of branches and deposits:
Premium received	$—	$2,179	$350
Loans held for investment	—	129	—
Premises and equipment	—	649	34
Other assets	—	17	4,024
Deposits	—	(45,464)	(10,044)
Interest payable	—	(30)	(2)

Net cash transferred	$—	$(42,520)	$(5,638)

The accompanying notes are an integral part of these consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Description of Business

Placer Sierra Bancshares (formerly First California Bancshares and Placer Capital Co. II) (the “Company”) was incorporated on November 13, 2001 and, as of December 31, 2004, operated one banking subsidiary, Placer Sierra Bank (PSB or Bank). The Company was incorporated for the purpose of acquiring PSB in a one bank holding company reorganization. PSB was previously a wholly-owned subsidiary of Placer Capital Co. (PCC), a wholly-owned subsidiary of California Community Bancshares (CCB).

Southland Capital Co. (SCC) was incorporated on November 9, 2001 for the purpose of acquiring Bank of Orange County (BOC) in a one bank holding company reorganization. BOC was also previously a wholly-owned subsidiary of CCB. SCC was merged with and into the Company on May 25, 2004, in a stock-for-stock transaction whereby the shareholders of SCC received 0.5752 of a share of Company common stock for each outstanding share of SCC common stock. The acquisition was principally accounted for as a combination of companies under common control similar to a pooling of interests. Immediately prior to the acquisition of SCC, the Company’s principal shareholder, the California Community Financial Institutions Fund Limited Partnership (the “Fund”), owned 99.75% of SCC and 93.18% of the Company. The acquisition of the 0.25% minority interest in SCC by the Company was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the 0.25% minority interest in the net assets acquired was approximately $92,000, which was recorded as goodwill. BOC was merged with and into the Company’s wholly-owned subsidiary, PSB, on July 23, 2004.

First Financial Bancorp (FFB), parent company of Bank of Lodi (BOL), was merged with and into the Company on December 10, 2004. On that same date, BOL was merged with and into PSB. The acquisition was accounted for under the purchase method of accounting. Bank of Lodi operated nine branches located in Sacramento, El Dorado, San Joaquin, Amador, and Calaveras Counties in Northern California. Eight of the acquired branches now operate under the brand name Bank of Lodi, a division of Placer Sierra Bank, while a ninth location was rebranded under the name Placer Sierra Bank.

At December 31, 2004, the Company has one wholly-owned subsidiary, Placer Sierra Bank, and the Company owns 100% of the common stock of Placer Statutory Trust III, Placer Statutory Trust II, Southland Statutory Trust I and First Financial Bancorp Trust I. The Bank is a California state-chartered commercial bank. Placer Statutory Trust II and Southland Statutory Trust I, both Connecticut statutory business trusts, were formed in October 2001 for the exclusive purpose of issuing and selling trust preferred securities. Placer Statutory Trust III, a Delaware statutory business trust, was formed in November 2004 for the exclusive purpose of issuing and selling trust preferred securities. First Financial Trust I, a Connecticut statutory business trust, was formed in March 2002 for the exclusive purpose of issuing and selling trust preferred securities.

Nature of Operations

The Company conducts business through the Bank. The Bank is subject to the laws of the state of California and federal regulations governing the financial services industry. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (FRB). The Bank provides a full range of banking services to individual and corporate customers through PSB’s 32 branches in an eight-county area of Northern California, including Placer, Sacramento, El Dorado, Sierra, Nevada, Amador, San Joaquin and Calaveras counties and nine branches in Southern California’s Orange and Los Angeles counties. Placer Sierra Bank offers a broad array of deposit products and services for both commercial and retail customers. These

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

products include electronic banking, cash management services, electronic bill payment and investment services with an emphasis on relationship banking. Placer Sierra Bank also provides commercial loans and lines of credit, commercial real estate loans, Small Business Administration loans, residential mortgage loans, home equity lines of credit and commercial and residential construction loans. The Bank derives its income primarily from interest received on loans and, to a lesser extent, fees from the sale of loans, interest on investment securities and fees received in connection with servicing loans and deposit customers. The Bank’s major operating expenses are the interest it pays on deposits and borrowings and general operating expenses. The Bank relies on a foundation of locally generated deposits.

The Bank is subject to competition from other financial institutions and its operating results, like those of other financial institutions operating in California, are significantly influenced by economic conditions in California, including the strength of the real estate market. In addition, both the fiscal and regulatory policies of the federal government and regulatory authorities that govern financial institutions and market interest rates impact the Bank’s operating results.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For financial reporting purposes, the Company’s investments in Placer Statutory Trust III, Placer Statutory Trust II, Southland Statutory Trust I and First Financial Bancorp Statutory Trust I are accounted for under the equity method and are included in other assets on the consolidated balance sheet. The junior subordinated debentures issued and guaranteed by the Company and held by the trusts are reflected on the Company’s consolidated balance sheet in accordance with provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Under applicable regulatory guidelines, all of the trust preferred securities currently qualify as Tier 1 capital (see Note 14). For further description of the junior subordinated debentures see Note 11.

The acquisition of FFB was accounted for under the purchase method of accounting. As such, the financial statements of the Company for the year ended December 31, 2004 include the activity associated with FFB only for the period from December 10, 2004 (date of acquisition) through December 31, 2004. The SCC merger involved entities under common control. As such, the financial statements of the Company for the years ended December 31, 2004, 2003 and 2002 include the operations of SCC for those years as though they were consolidated as of the beginning of the year 2002 (see Note 1).

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

Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan and lease losses. In connection with the determination of the allowance

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for loan and lease losses, management evaluates overall loan portfolio characteristics and delinquencies, monitors economic conditions and obtains independent appraisals for significant properties.

Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Investment Securities

Investments can be classified into the following categories:

•	Securities available-for-sale, reported at market value, with unrealized gains and losses excluded from earnings and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income.

•	Securities held-to-maturity, which management has the intent and the Company has the ability to hold to maturity, are carried at cost, adjusted for amortization of premiums and the accretion of discounts.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value.

Net gains or losses on the sale of investment securities, computed on the specific identification method, are shown separately in non-interest income in the consolidated statement of income. Interest earned on investment securities is included in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums

Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Federal Reserve Bank and Federal Home Loan Bank Stock

Investments in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) stock are carried at cost and are redeemable at par. FRB stock is a required investment based on the Bank’s capital stock. Ownership of FHLB stock is a requirement to borrow through the FHLB.

Loans Held for Sale and Related Servicing

Mortgage Loans

At origination, the Bank designates mortgage loans as either to be held in the Bank’s portfolio or to be sold in the secondary market. Loans held for sale are carried at the lower of cost or market value. Market value is

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined by the specific identification method as of the balance sheet date or the date that the purchasers have committed to purchase the loans. At the time the loan is sold, the related right to service the loan is released in exchange for a one-time servicing-released premium. Gains and losses are recognized at the time of sale and are calculated based on the difference between the selling price and the allocated carrying value of loans sold. Any inherent risk of loss on loans sold is transferred to the buyer at the date of sale.

The Bank has made various representations and warranties associated with the sale of loans. These representations and warranties may require the Bank to repurchase loans with underwriting deficiencies as defined in the applicable sales agreements and certain past due loans within ninety days of sale. The Company did not experience losses during the years ended December 31, 2004, 2003 and 2002 under these representations and warranties.

Loans held for sale subsequently transferred to loans held for investment are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method.

The Bank services approximately $88,700,000 of mortgage loans which were originated and sold by Bank of Lodi prior to its being acquired by the Company. The related mortgage servicing asset was not considered material for disclosure purposes.

Government Guaranteed Loans

Included in the portfolio are loans which are 75% to 90% guaranteed by the Small Business Administration (SBA) and U.S. Department of Agriculture and Rural Business—Cooperative Service (RBS). The guaranteed portion of these loans may be sold to a third party, with the Bank retaining the unguaranteed portion. The Bank generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale. The Bank may be required to refund a portion of the sales premium if the borrower defaults or the loan prepays within ninety days of the settlement date.

The Bank’s investment in the loan is allocated between the retained portion of the loan, the servicing asset, the interest-only strip, and the sold portion of the loan based on their relative fair values on the date the loan is sold. The gain on the sold portion of the loan is recognized as income at the time of sale. The carrying value of the retained portion of the loan is discounted based on the estimated value of a comparable non-guaranteed loan. Significant future prepayments of these loans will result in the recognition of additional amortization of related servicing assets and an adjustment to the carrying value of related interest-only strips.

All government guaranteed loans have been originated as loans held for investment during the years ended December 31, 2004, 2003 and 2002. The Bank services SBA and RBS government guaranteed loans for others which were originated and sold in prior years totaling $46,667,000 and $37,406,000 as of December 31, 2004 and 2003, respectively. The increase in SBA loans serviced for others resulted from the acquisition of Bank of Lodi during 2004. When servicing is retained, a servicing asset is recognized as a separate asset to the extent that normal servicing revenue exceeds the cost of servicing. Servicing assets are amortized in proportion to, and over the period of, estimated future net servicing income. Related servicing assets and interest-only strips were not considered material for disclosure purposes.

Loans and Leases Held for Investment

Loans and leases held for investment are reported at the principal amounts outstanding, adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, write-downs and

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the allowance for loan and lease losses. Loan and lease origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to the yield of the related loans and leases.

The accrual of interest on loans and leases is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the loan or lease is in the process of collection. Interest received on nonaccrual loans and leases is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans and leases are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Direct financing leases are carried net of unearned income. Income from leases is recognized by a method that approximates a level yield on the outstanding net investment in the lease.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level that, in management’s judgment, is adequate to absorb loan and lease losses inherent in the loan and lease portfolio. The allowance for loan and lease losses is increased by a provision for loan and lease losses that is charged to expense and reduced by credits to the allowance and charge-offs net of recoveries. The amount of the allowance is based on management’s evaluation of the collectibility of the loan and lease portfolio, historical loss experience, and other significant qualitative factors affecting loan and lease portfolio collectibility. These other significant factors include the level and trends in delinquent, non-accrual and adversely classified loans and leases, trends in volume and terms of loans and leases, levels and trends in credit concentrations, effects of changes in underwriting standards, policies, procedures and practices, national and local economic trends and conditions, changes in capabilities and experience of lending management and staff and other external factors including industry conditions, competition and regulatory requirements.

The methodology for evaluating the adequacy of the allowance for loan and lease losses has two basic elements: first, the identification of impaired loans and the measurement of impairment for each individual loan identified; and second, a method for estimating a general allowance for loan and lease losses.

A loan or lease is considered impaired when it is probable that all contractual principal and interest payments due will not be collected in accordance with the terms of the loan or lease agreement. Impairment on individually identified loans or leases that are not collateral dependent is measured based on the present value of expected future cash flows discounted at each loan or lease’s original effective interest rate. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs.

In estimating the general allowance for loan and lease losses, the balance of the loan portfolio is grouped into segments that have common characteristics, such as loan type, collateral type or risk rating. Loans typically segregated by risk rating are those that have been assigned ratings (using regulatory definitions) of special mention, substandard and doubtful. Loans graded loss are generally charged off immediately.

For each general allowance portfolio segment, loss factors are applied to calculate the required allowance. These loss factors are based upon twelve rolling quarters of historical loss rates, adjusted for qualitative factors representing other significant factors affecting loan portfolio collectibility as described above. Qualitative adjustment factors adjust historical loss factors.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The specific allowance for impaired loans and the general allowance are combined to determine the required allowance for loan and lease losses. The amount calculated is compared to the actual allowance for loan and lease losses at each quarter end and any shortfall is covered by an additional provision for loan and lease losses. As a practical matter, the allowance methodology may show that an unallocated allowance exists at quarter end. Any such amounts exceeding a minor percentage of the allowance will be removed from the allowance for loan and lease losses by a credit to the allowance.

Though management believes the allowance for loan and lease losses to be adequate, ultimate losses may vary from their estimates. In addition, the FRB and California Department of Financial Institutions, as an integral part of their examination process, review the allowance for loan and lease losses. These agencies may require additions to the allowance for loan and lease losses based on their judgment about information available at the time of their examinations.

Allowance for Losses Related to Undisbursed Loan and Lease Commitments

The Bank maintains a separate allowance for losses related to undisbursed loan and lease commitments. Management estimates the amount of probable losses by applying the loss factors used in the allowance for loan and lease loss methodology to an estimate of the expected usage of undisbursed commitments for each loan or lease type. The allowance totaled $237,000 and $487,000 at December 31, 2004 and 2003, respectively, and is included in accrued interest payable and other liabilities on the consolidated balance sheet.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of premises are estimated to be forty years. The useful lives of furniture, fixtures and equipment are estimated to be three to ten years. Leasehold improvements are capitalized and amortized over the life of the asset or the term of the related lease, whichever is shorter. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

Impairment of long-lived assets is evaluated by management based upon an event or changes in circumstances surrounding the underlying assets which indicate long-lived assets may be impaired.

Other Real Estate

Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for loan and lease losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other non-interest expense. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred.

Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition and is not deductible for tax purposes. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at least annually. There was no impairment recognized for the years ended December 31, 2004, 2003, and 2002.

At December 31, 2004 and 2003, goodwill totaled $101,329,000 and $72,639,000, respectively.

Other Intangible Assets

Other intangible assets include core deposit intangibles (the estimated fair value of the long-term deposit relationships that were assumed when the banks were acquired in 1999, 2000 and 2003) and favorable lease rights (the value of a below-market lease at the time of an acquisition). Core deposit intangibles are amortized using a method that approximates the expected run-off of the deposit base, which ranges from seven to twelve years. In addition, the portion of the unamortized core deposit intangible related to the deposits assumed by another financial institution during 2003 was written off (see Note 16). The favorable lease rights were fully amortized in 2004. The remaining balance of other intangible assets will be amortized over 12 years.

Amortization expense for the next five years is estimated as follows (dollars in thousands):

Year Ending December 31,
2005	$2,618
2006	1,964
2007	1,964
2008	1,964
2009	1,670

The Company periodically evaluates whether events and circumstances have occurred that may affect the estimated useful lives or the recoverability of the remaining balance of these intangible assets. An intangible asset is deemed impaired if the sum of the undiscounted future cash flows is less than the carrying amount of the asset and an impairment loss shall be measured as the amount by which the carrying amount exceeds the estimated fair value. Management does not believe that there is any impairment of other intangible assets at December 31, 2004 or 2003.

Securities Sold under Agreements to Repurchase

The Company enters into sales of securities under agreements to repurchase which are short term in nature and are fully collateralized. Securities sold under repurchase agreements are recorded as short-term borrowings (see Note 9).

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for income taxes.

Income taxes are accounted for using the asset and liability method. Under the asset and liability method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax rates applicable to future years to differences between the financial statement carrying amounts and the bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date.

Supplemental Executive Retirement Plans and Deferred Compensation Plans

The Company has entered into agreements to provide certain current and former executives, directors, or their designated beneficiaries, with retirement benefits for varying periods of time. The Company accrues for these future benefits from the effective date of the agreements until the executives’ expected final payment dates in a systematic and rational manner. At the balance sheet date, the amount of accrued benefits approximates the then present value of the benefits expected to be provided at retirement.

Comprehensive Income

Comprehensive income consists of net income and the net change in unrealized gains on investment securities available-for-sale, net of tax, and is presented in the consolidated statement of changes in shareholders’ equity and comprehensive income.

Stock-Based Compensation

At December 31, 2004, the Company has two stock-based compensation plans which are described more fully in Note 13. In addition, the Company entered into stock purchase and grant agreements with three executives in 2003 and 2002. The Company accounts for these plans and agreements under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost related to options under the stock option plans and purchases under the stock purchase and grant agreements is reflected in net income at the time of grant or purchase, as all options granted under these stock option plans and shares purchased under these stock purchase and grant agreements had an exercise or purchase price of not less than the fair market value of the underlying common stock on the date of the grant or agreement.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (dollars in thousands).

	2004	2003	2002
Net income, as reported	$13,019	$15,330	$9,228
Add: Stock-based compensation expense from option modifications and stock granted under stock purchase and grant agreements included in reported net income, net of related tax effects	38	124	1,015
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(69)	(124)	(1,015)

Pro forma net income	$12,988	$15,330	$9,228

Basic earnings per share—as reported	$0.92	$1.13	$0.70
Diluted earnings per share—as reported	$0.90	$1.13	$0.70
Basic earnings per share—pro forma	$0.92	$1.13	$0.70
Diluted earnings per share—pro forma	$0.90	$1.13	$0.70

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the options granted and stock purchased during the years ended December 31, 2004 and 2003 are noted below and were based on an option-pricing model with the following assumptions and prices:

	2004	2003	2002
Dividend yield	1.50%	N/A	N/A
Expected volatility	25.00%	N/A	N/A
Risk-free interest rate	3.45%	3.11%	4.08%
Expected option life	5 years	5 years	5 years
Weighted average fair value of options granted during the year	$4.47	$0.31	$—

Earnings Per Share

Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS.

Impact of New Financial Accounting Standards

Other-Than-Temporary Impairment of Certain Investments

In June 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 includes additional guidance for evaluating and recording impairment losses on debt and equity investments, as well as disclosure requirements for investments that are deemed to be temporarily impaired. The proposed guidance indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary. In September 2004, the FASB delayed the effective date of the recognition and measurement guidance of EITF 03-1, pending further deliberations. The disclosures for investments that are deemed temporarily impaired are included in Note 4 to the consolidated financial statements. Once the FASB has reached a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

Share-Based Payments

In December 2004, the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-03, Accounting for Certain Loans or Debt Securities

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquired in a Transfer. This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It also includes such loans acquired in purchase business combinations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted and requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.

This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within its scope. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. In management’s opinion, the adoption of this pronouncement will not have a material impact on the Company’s financial position or results of operations.

Reclassifications

Certain amounts in 2003 and 2002 have been reclassified to conform with the 2004 financial statement presentation.

3. BUSINESS COMBINATIONS

Acquisition of First Financial Bancorp

Placer Sierra Bancshares acquired First Financial Bancorp, parent company of Bank of Lodi, on December 10, 2004, in order to expand the Company’s Northern California presence southward through the San Joaquin Valley. The all cash acquisition was accounted for under the purchase method of accounting. Cash paid for the acquisition was $46,362,000.

The following supplemental pro forma information discloses selected financial information for the periods indicated as though the acquisition had been completed at the beginning of each year presented (dollars in thousands, except per share data).

	Year Ended December 31,
	2004	2003
Earnings as reported:
Revenue	$82,446	$84,775
Net income	$13,019	$15,330
Basic earnings per share	$0.92	$1.13
Diluted earnings per share	$0.90	$1.13
Pro forma merger adjustments:
Revenue	$16,375	$16,189
Net income	$2,887	$2,623
Pro forma earnings after merger adjustments:
Revenue	$98,821	$100,964
Net income	$15,906	$17,953
Basic earnings per share	$1.13	$1.33
Diluted earnings per share	$1.10	$1.33

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma net income for the year ended December 31, 2004 excludes nonrecurring charges of approximately $639,000, on an after-tax basis, representing merger-related expenses.

The estimated fair value of assets acquired and liabilities assumed at December 10, 2004 are as follows (dollars in thousands):

Assets acquired:
Cash and due from banks	$18,143
Investment securities available-for-sale	53,734
FRB and FHLB stock	182
Loans and leases	212,818
Allowance for loan and lease losses	(3,865)
Premises and equipment	8,717
Cash surrender value of life insurance	14,427
Deferred tax assets	3,619
Core deposit intangible	7,359
Goodwill	28,598
Other assets	1,951

Total assets acquired	$345,683

Liabilities assumed:
Deposits	$284,845
Junior subordinated deferrable interest debentures	5,155
Other liabilities	8,770

Total liabilities assumed	$298,770

Purchase price	$46,362

Other capitalized acquisition costs	$551

The above allocation of the purchase price as of December 31, 2004 is based on estimates, and such estimates are subject to adjustment as additional facts become known.

Acquisition of Cerritos Valley Bank

In late 2001, SCC’s wholly owned subsidiary entered into an agreement to acquire Cerritos Valley Bancorp (“Bancorp”) and Cerritos Valley Bank (“CVB”), the wholly owned subsidiary of Bancorp (collectively referred to as Cerritos). The majority shareholder of Cerritos beginning in September 1999 was the Fund. As of August 15, 2002, when Cerritos was owned 50.5% by the Fund, Cerritos was merged with and into BOC. Upon consummation of the merger, each of the 618,959 shares of common stock of Cerritos held by the Fund was converted into newly issued, nonvoting, nonconvertible preferred stock of BOC with a par value and liquidation preference of $9.79 per share, which shall not be entitled to receive any dividends. Following the merger, the Fund contributed the newly issued preferred stock of BOC to SCC. Concurrent with the merger, SCC contributed additional capital to BOC in the cash amount of $7.0 million. Minority shareholders held 605,703 shares of Cerritos. Each share of Cerritos held by the minority shareholders, other than those who exercised their dissenters’ rights, was purchased in the transaction for $9.79 in cash.

The acquisition of Cerritos by BOC was accounted for as a step acquisition. The contribution of the Fund’s interest in Cerritos to BOC is accounted for using the “as-if-pooling” method of accounting, as the entities were under common control. Accordingly, the accompanying consolidated financial statements have been retroactively restated to include the accounts of Cerritos from its initial acquisition by the Fund in 1999, including “push down” accounting entries from that time.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $6.4 million all cash consideration for the acquisition of the 48.5% minority interest of Cerritos on August 15, 2002 was accounted for as a purchase. Costs incurred by Cerritos in connection with the merger are recorded in the accompanying consolidated statement of income.

4. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following tables summarize the Company’s investment securities available-for-sale (dollars in thousands):

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
U.S. Treasury securities	$26,980	$6	$-	$26,986
U.S. Government agencies	198,739	337	(344)	198,732
Obligations of states and political subdivisions	17,995	801	(13)	18,783
Other securities	5,386	31	(2)	5,415

	$249,100	$1,175	$(359)	$249,916

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Treasury securities	$1,998	$—	$—	$1,998
U.S. Government agencies	198,867	1,496	(748)	199,615
Obligations of states and political subdivisions	11,261	1,028	(11)	12,278
Other securities	5,360	54	(3)	5,411

	$217,486	$2,578	$(762)	$219,302

Net unrealized gains on investment securities available-for-sale totaling $816,000 and $1,816,000 are recorded, net of $332,000 and $748,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2004 and 2003, respectively.

Proceeds, gross realized gains and gross realized losses on the sale of investment securities available-for-sale were $140,544,000, $479,000 and $3,814,000, respectively, for the year ended December 31, 2004. Proceeds and gross realized gains on the sale of investment securities available-for-sale were $110,416,000 and $760,000, respectively, for the year ended December 31, 2003. Proceeds, gross realized gains and gross realized losses on the sale of investment securities available-for-sale were $65,558,000, $1,083,000 and $8,000, respectively, for the year ended December 31, 2002.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment securities with unrealized losses at December 31, 2004 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Government agencies	$114,865	$(197)	$10,853	$(147)	$125,718	$(344)
Obligations of states and political sub- divisions	6,247	(13)	—	—	6,247	(13)
Other securities	81	(2)	—	—	81	(2)

	$121,193	$(212)	$10,853	$(147)	$132,046	$(359)

At December 31, 2004, the Company held 132 investment securities of which 36 were in a loss position for less than twelve months and one was in a loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports and observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is considered temporary and due only to interest rate fluctuations.

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2004 by contractual maturity are shown below (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Maturing within one year	$27,245	$27,255
Maturing after one year through five years	101,808	102,254
Maturing after five years through ten years	113,472	113,581
Maturing after ten years	2,575	2,818

	245,100	245,908
Investment securities not due at a single maturity date:
Other securities	4,000	4,008

Total investment securities available-for-sale	$249,100	$249,916

Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities available-for-sale with amortized costs totaling $60,343,000 and $65,725,000 and estimated fair values totaling $61,357,000 and $65,842,000 were pledged to secure bankruptcy, local agency and state deposits, treasury, tax and loan accounts and repurchase agreements at December 31, 2004 and 2003, respectively.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. LOANS AND LEASES HELD FOR INVESTMENT

Loans and leases held for investment are comprised of the following (dollars in thousands):

	December 31,
	2004	2003
Real estate—mortgage	$892,136	$665,738
Real estate—construction	184,317	116,052
Commercial	167,035	132,723
Agricultural	17,423	256
Consumer	11,110	11,086
Leases receivable and other	24,575	27,571

Gross loans and leases	1,296,596	953,426
Deferred loan and lease costs, net	(2,332)	(628)
Allowance for loan and lease losses	(16,200)	(13,343)

Total loans and leases held for investment, net	$1,278,064	$939,455

The components of the Company’s leases receivable are summarized below (dollars in thousands):

	December 31,
	2004	2003
Future minimum lease payments	$21,149	$24,297
Residual interests	4,368	4,658
Unearned income	(1,810)	(2,429)

	$23,707	$26,526

Future minimum lease payments are as follows (dollars in thousands):

Year Ending December 31,
2005	$9,161
2006	6,135
2007	4,214
2008	1,285
2009 and thereafter	354

$21,149

A summary of the activity in the allowance for loan and lease losses follows (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Balance, beginning of year	$13,343	$12,450	$12,363
Provision for (credit to) allowance for loan losses charged to operations	560	(6)	(485)
Losses charged to allowance	(2,638)	(1,042)	(1,722)
Recoveries of loans and leases previously charged off	1,070	1,941	2,294
Allowance acquired	3,865	—	—

Balance, end of year	$16,200	$13,343	$12,450

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The recorded investment in loans and leases that were considered to be impaired totaled $2,681,000 and $2,862,000 at December 31, 2004 and 2003, respectively. Of the 2004 balance, approximately $1,902,000 has a related valuation allowance of $606,000. Of the 2003 balance, approximately $1,956,000 has a related valuation allowance of $1,081,000. The average recorded investment in impaired loans and leases during 2004, 2003 and 2002 was $2,382,000, $1,986,000 and $2,844,000, respectively.

Interest income on nonaccrual loans and leases is generally recognized on a cash basis and was not significant for the years ended December 31, 2004, 2003 and 2002. Interest foregone on nonaccrual loans and leases totaled $175,000, $162,000 and $181,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Certain loans have been pledged to secure short-term borrowing arrangements (see Note 9).

For the years ended December 31, 2004, 2003 and 2002, salaries and employee benefits totaling $2,858,000, $3,048,000 and $2,613,000, respectively, have been deferred as loan and lease origination costs to be amortized over the estimated lives of the related loans and leases.

6. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (dollars in thousands):

	December 31,
	2004	2003
Land	$5,188	$3,689
Bank premises	19,973	13,956
Furniture, fixtures and equipment	13,039	11,112
Leasehold improvements	5,006	4,525

	43,206	33,282
Less accumulated depreciation and amortization	(15,561)	(13,227)

	$27,645	$20,055

Depreciation and amortization included in occupancy and equipment expense totaled $3,011,000, $3,024,000 and $3,564,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

7. OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	December 31,
	2004	2003
Accrued interest receivable	$6,852	$6,916
Investment in statutory trusts and related costs	2,702	2,202
Prepaid expenses	1,354	1,116
Investment in real estate limited partnership	1,000	—
Other	2,733	3,004

	$14,641	$13,238

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company invested in a limited partnership that operates qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for the investment under the cost method and management analyzes the investment annually for potential impairment. The Company has remaining capital commitments to this partnership at December 31, 2004 in the amount of approximately $861,000. Such amounts are included in accrued interest payable and other liabilities on the consolidated balance sheet.

8. INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2004	2003
Interest-bearing demand	$256,650	$192,426
Money market	262,957	212,632
Savings	179,578	129,545
Time, under $100,000	176,026	140,796
Time, $100,000 or more	139,655	83,150

	$1,014,866	$758,549

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,
2005	$260,163
2006	39,320
2007	13,450
2008	2,324
2009	424

$315,681

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Interest-bearing demand	$698	$851	$1,958
Money market	1,496	1,515	2,197
Savings	473	568	887
Time, under $100,000	2,637	3,046	6,338
Time, $100,000 or more	1,999	2,425	4,490

	$7,303	$8,405	$15,870

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. SHORT-TERM BORROWING ARRANGEMENTS

The Company has unsecured federal funds lines with its correspondent banks which, in the aggregate, amounted to $11,000,000 and $21,000,000 at December 31, 2004 and 2003, respectively, at interest rates which vary with market conditions. The Company may borrow funds on a short-term or overnight basis under these lines. There were no borrowings under these lines of credit during the years ended December 31, 2004 or 2003. At December 31, 2004 and 2003, the Company could borrow up to $78,358,000 and $33,599,000, respectively, from the Federal Home Loan Bank, secured by qualifying first mortgage loans with a carrying value of $85,822,000 and $58,391,000, respectively. There were $4,000,000 in borrowings from the Federal Home Loan Bank at December 31, 2004 and no borrowings outstanding at December 31, 2003.

The Company enters into sales of securities under agreements to repurchase which are short term in nature. At December 31, 2004 and 2003, the Company had $12,265,000 and $41,221,000 outstanding in repurchase agreements at interest rates ranging from 0.30% to 0.65% and 0.30% to 1.15%, respectively. The Company maintains effective control of the related securities and therefore the securities repurchased are the same as those transferred. The maximum and average balances outstanding during 2004 related to repurchase agreements were $41,512,000 and $19,641,000, respectively. The maximum and average balances outstanding during 2003 related to repurchase agreements were $41,221,000 and $11,637,000, respectively. The average interest rate for repurchase agreements for the years ended December 31, 2004 and 2003 was 0.84% and 0.86%, respectively. Securities underlying the agreements are carried as investment securities available-for-sale (see Note 4). At December 31, 2004 and 2003, these securities had estimated fair values of $21,804,000 and $50,638,000 and amortized costs of $21,000,000 and $51,000,000, respectively.

10. INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Federal:
Current	$7,094	$5,014	$3,996
Deferred	(1,519)	1,004	(1,260)

	5,575	6,018	2,736

State:
Current	2,126	1,524	2,487
Deferred	(8)	889	(513)

	2,118	2,413	1,974

Credited to minority interest	—	—	97

	$7,693	$8,431	$4,807

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (dollars in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Allowance for loan and lease losses	$7,264	$5,191
Deferred compensation	3,199	1,420
Loan portfolio discount	115	181
Other real estate	219	152
Deferred loan premiums	497	248
Loan origination costs	1,102	—
State income taxes	462	1,436
Net operating loss carryforwards	4,792	704
Other	444	733

Total deferred tax assets	18,094	10,065

Deferred tax liabilities:
Core deposit intangible	$(6,330)	$(3,851)
Unrealized gain on securities available-for-sale	(332)	(748)
Stock dividends on FHLB stock	(893)	(772)
Deferred loan fees	(1,323)	(1,433)
Depreciation	(4,452)	(4,149)
Lease origination costs	(369)	(369)
Equipment lease income, net	(2,627)	(3,094)
Prepaid expenses	(459)	(234)
Other	(491)	(159)

Total deferred tax liabilities	(17,276)	(14,809)

Net deferred tax assets (liabilities)	$818	$(4,744)

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expense for income taxes differs from amounts computed by applying the statutory federal income tax rates to income before income taxes. The significant items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Income tax expense at federal statutory rate	$7,249	$8,265	$4,883
Increase (decrease) resulting from:
State franchise tax expense, net of federal tax effect	1,337	1,566	990
Tax exempt income	(180)	(179)	(166)
Cash surrender value of life insurance policies	(425)	(256)	(288)
Reversal of valuation allowance	—	(500)	(896)
Reversal of prior year excess	—	(322)	—
Other	(288)	(143)	284

Total	$7,693	$8,431	$4,807

Effective tax rate	37.1%	35.5%	34.0%

The Company has available for federal income tax purposes net operating loss carryforwards of $9,591,000, which expire in years 2017 through 2023. The Company has state franchise tax net operating loss carryforwards of $14,127,000, which expire in 2011 through 2013. The net operating losses are subject to annual limitations on their use. These limitations vary according to the years in which the net operating losses arose and to some extent may impact the amount of the losses that may be utilized in future years.

11. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Company owns the common stock of four business trusts that have issued an aggregate of $52.0 million of trust preferred securities fully and unconditionally guaranteed by the Company. The entire proceeds of each respective issuance of trust preferred securities were invested by the separate business trusts into junior subordinated deferrable interest debentures issued by the Company, with identical maturity, repricing and payment terms as the respective issuance of trust preferred securities. The aggregate amount of junior subordinated debentures issued by the Company is $53.6 million, with the maturity dates for the respective debentures ranging from 2031 through 2034. The subordinated debentures are callable at par plus accrued and unpaid interest, only by the issuer, five years from the date of issuance, subject to certain exceptions. The Company is permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company.

The trust preferred securities issued by the trusts are presently considered Tier1 capital for regulatory purposes. Effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that may be included in regulatory Tier 1 capital. At that time, the Company will be allowed to include in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity, less goodwill and any related deferred income tax liability. The regulations currently in effect, only limit the amount of trust preferred securities that may be included in Tier 1 capital to 25% of the sum of core capital elements without a deduction for goodwill. The Company has determined that its Tier1 capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at December 31, 2004.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the terms of each subordinated debenture issuance (dollars in thousands):

	Date Issued	Maturity	Fixed or Variable Rate	Rate Index	Current Rate	Next Reset Date	Amount at December 31,
Series							2004	2003
Placer Statutory Trust III	11/22/2004	11/22/2034	Variable	3-month LIBOR + 1.85%	4.40%	3/30/2005	$10,310	$—
Placer Statutory Trust II	12/18/2001	12/18/2031	Variable	3-month LIBOR + 3.60%	6.11%	3/17/2005	25,774	25,774
Southland Statutory Trust I	12/18/2001	12/18/2031	Variable	3-month LIBOR + 3.60%	6.11%	3/17/2005	12,372	12,372
First Financial Bancorp Statutory Trust I	3/26/2002	3/26/2032	Variable	3-month LIBOR	6.15%	2/25/2005	5,155	—
				+ 3.60%

Total							$53,611	$38,146

The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities issued by the subsidiary grantor trusts. The amount of deferred costs at December 31, 2004 and 2003 was $1.1 million. The amortization of the deferred costs for each of the years ended December 31, 2004, 2003 and 2002 was $38,000.

12. COMMITMENTS AND CONTINGENCIES

Leases

As of December 31, 2004, aggregate minimum rental commitments under the Company’s operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows (dollars in thousands):

Year Ending December 31,
2005	$2,709
2006	2,574
2007	1,914
2008	1,607
2009	1,492
Thereafter	4,819

$15,115

The Company has subleased office space to other companies under noncancellable agreements which expire at various dates through 2008. As of December 31, 2004, aggregate minimum sublease income through 2008 was $262,000. The Company’s minimum lease payments presented above have not been reduced by minimum sublease rentals.

Rental expense from operating leases totaled $2,272,000, $2,310,000 and $2,437,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Sublease income from operating leases totaled $396,000, $440,000 and $402,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Most of the leases provide that the Company pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased premises in addition to the minimum monthly payments. Some of the operating leases have built in escalation clauses. Management expects that, in the normal course of business, the leases for space that the Company currently occupies will be renewed or replaced by other leases upon expiration.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal Reserve Requirements

Banks are required to maintain reserves with Federal Reserve Banks equal to a percentage of their reservable deposits less vault cash. The reserve balances maintained at the FRB at December 31, 2004 and 2003 were $350,000 and $359,000, respectively.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $19,617,000 and $32,980,000 at December 31, 2004 and 2003, respectively.

Financial Instruments With Off-Balance-Sheet Risk

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

Financial Instruments With Off-Balance-Sheet Risk (Continued)

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and letters of credit as it does for loans and leases included on the consolidated balance sheet.

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2004	2003
Commitments to extend credit	$373,935	$283,931
Standby letters of credit	$5,706	$3,595

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party and are accounted for under Financial Accounting Standards Board Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others (FIN 45). FIN 45 requires that the guarantor recognize a liability for the guarantee equal to its fair value represented by the fees received for issuing the guarantee. Such fees were not considered to be material for recognition as a liability at December 31, 2004 and 2003. Standby letters of credit are generally written for one year or less and may be unsecured or secured by certificates of deposit or business assets.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lending Concentrations

The Bank grants commercial, real estate and consumer loans to customers in the regions the Bank serves in Northern and Southern California. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the strength of the real estate market in the Bank’s primary service areas. At December 31, 2004, approximately 83% of the Bank’s loans were real estate related. Should the real estate market experience an overall decline in property values or should other events occur, including, but not limited to, adverse economic conditions (which may or may not affect real property values), the ability of the borrowers to make timely scheduled principal and interest payments on the Bank’s loans may be adversely affected, and in turn may result in increased delinquencies and foreclosures. Management monitors this risk by industry, geographical region and other factors on an ongoing basis in order to identify portfolio trends and take corrective action, if necessary, in a timely manner.

Contingencies

The Company has settled a lawsuit involving the Reed Slatkin Investment Club, in which Bank of Orange County, a division of Placer Sierra Bank, was a named defendant along with Union Bank of California and Comerica Bank-California. On December 30, 2004, the United States District Court Judge signed an order dismissing all claims against Bank of Orange County and the other banks. The complaint was filed on September 5, 2002 in the United States District Court, Central District of California by the trustee of the bankruptcy estate of Red Slatkin and a group of individuals and entities. The initial complaint sought a multimillion dollar amount in damages. The banks were named in the suit based on the various banks’ alleged support of and participation in Mr. Slatkin’s fraudulent activities discovered in 2001, and the banks’ alleged role as administrator for investors’ custodial accounts. To settle all class claims, Placer Sierra Bank and the other banks agreed to pay $26.5 million to an escrow fund. Of the $26.5 million settlement amount, Placer Sierra Bank agreed to pay $3 million with its insurance carrier paying $2.8 million and Placer Sierra Bank funding the remaining $200,000. The $200,000 is included in accrued interest payable and other liabilities as of December 31, 2004. Before funding the escrow, the banks entered into an agreement, which released all claims between the banks, including any indemnification claims. The funds are still in escrow, pending approval of the allocation of the funds to the various class claims by the United States District Court Judge.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.

Environmental Compliance

In the process of selling a property owned by a subsidiary of PSB, the Company learned that a small parcel of the property was used as a gasoline station in the early 1970s. The Company retained an environmental consulting company to conduct both Phase I and Phase II environmental studies, the results of which have been reviewed and accepted by the California Regional Water Quality Control Board (“Control Board”). Management believes it is likely that the Control Board will require soil abatement. The cost of soil abatement was originally estimated to be between $450,000 and $570,000, and we recorded a reserve in the first quarter of 2004 of $450,000. In the second quarter of 2004, $205,000 of this reserve was reversed due to revised remediation cost estimates. Pursuant to legal investigation of potentially responsible former gas station operators, PSB made demand upon ConocoPhillips and ChevronTexaco to investigate and remediate the site. In the fourth quarter of 2004, based upon its understanding that ConocoPhillips and ChevronTexaco would assume responsibility for site remediation, the Company reversed the remaining $245,000 reserve balance recorded in the first quarter. In the first quarter of 2005, PSB entered into a settlement agreement with ConocoPhillips and Chevron Texaco (and its

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating company, Texaco Downstream Properties, Inc.) pursuant to which such companies agreed to assume responsibility for remediation of contamination arising from the service station operations and also agreed to reimburse PSB the total sum of $110,000 for past and future costs PSB had expended relating to the contamination remediation.

13. SHAREHOLDERS’ EQUITY

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computation is as follows (dollars in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
Net income	$13,019	$15,330	$9,228
Weighted average shares outstanding—basic	14,123,894	13,520,468	13,176,242
Weighted average shares outstanding—diluted	14,414,735	13,520,468	13,176,242
Earnings per share—basic	$0.92	$1.13	$0.70
Earnings per share—diluted	$0.90	$1.13	$0.70

For the years ended December 31, 2003 and 2002, substantially all shares of common stock issuable under stock option plans and stock purchase agreements were not included in the computation of diluted earnings per share because the exercise and purchase prices were equal to or greater than the stock’s fair value and their effect would be antidilutive.

Stock Options

The Company currently has two stock option plans, the Placer Sierra Bancshares 2002 Stock Option Plan and the Southland Capital Co. 2002 Stock Option Plan. Options in the Southland Capital Co. plan have been converted into options to purchase shares of the Company. All options granted to date have been nonstatutory stock options. At December 31, 2004, grants outstanding combined with shares available for future grants totaled 1,983,635 shares under these plans. The shares available for grant may be granted to employees and directors eligible to participate in the plans. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted. The options under the plans expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is generally four years; however, the vesting period can be modified at the discretion of the Board of Directors. Outstanding options under the plans are exercisable until their expiration; however, no additional options will be granted under the Southland Capital Co. 2002 Stock Option Plan.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options (Continued)

A summary of the activity in the Placer Sierra Bancshares 2002 Stock Option Plan is as follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	803,271	$9.00	925,564	$9.00	—	$—
Options granted	140,000	$23.37	66,677	$9.00	990,853	$9.00
Options exercised	(322,012)	$9.00	(153,040)	$9.00	(50)	$9.00
Options canceled	(30,228)	$9.00	(35,930)	$9.00	(65,239)	$9.00

Options outstanding, end of year	591,031	$12.40	803,271	$9.00	925,564	$9.00

Options exercisable, end of year	340,692	$9.00	540,620	$9.00	516,582	$9.00

A summary of options outstanding at December 31, 2004 follows:

Range of Exercise Prices	Number of Options Outstanding December 31, 2004	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2004
$ 9.00	453,531	7.68 years	335,692
$18.00	5,000	9.23 years	—
$20.00	56,500	9.63 years	—
$25.93	36,000	9.96 years	5,000
$27.39	40,000	9.97 years	—

	591,031		340,692

A summary of the activity in the Southland Capital Co. 2002 Stock Option Plan is as follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	663,114	$7.82	657,092	$7.82	—	$—
Options granted	31,260	$7.82	37,963	$7.82	689,054	$7.82
Options exercised	(303,040)	$7.82	(2,608)	$7.82	—	$—
Options canceled	(82,358)	$7.82	(29,333)	$7.82	(31,962)	$7.82

Options outstanding, end of year	308,976	$7.82	663,114	$7.82	657,092	$7.82

Options exercisable, end of year	254,599	$7.82	457,440	$7.82	330,973	$7.82

The weighted average life of options outstanding at December 31, 2004 under the Southland Capital Co. 2002 Stock Option Plan is 7.60 years.

In addition to the above plans, during 2002 stock options for 47,897 shares were granted to past directors of CCB and a former executive officer of the Bank at a weighted average exercise price of $8.54 per share. Both the

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

term and vesting period for each grant were designated by the Board of Directors. These options were accounted for under the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The options were determined to have only nominal value using an option-pricing model (for model assumptions used see Note 2). As a result, no compensation expense was recognized by the Company related to the granting of these options. During the year ended December 31, 2004, a total of 6,327 options were exercised and 4,971 options were canceled. During the year ended December 31, 2003, a total of 1,000 options were exercised and 16,678 options were cancelled. At December 31, 2004, a total of 18,921 options were outstanding with a weighted average remaining life of 0.51 years. At December 31, 2004, 2003 and 2002, a total of 18,921, 30,219 and 47,897 options were exercisable, respectively.

Stock Purchase and Grant Agreements

In October 2003, the Board of Directors approved a stock purchase and grant agreement with one of the Company’s executives. In consideration for the executive exercising options to purchase 20,233 shares at $9.00 per share, the Board granted to the executive 25,000 shares of the Company’s common stock. Compensation expense in the amount of $206,000, based on the fair value of the stock granted as determined by an independent third party, was recognized in 2003 in connection with this stock grant. In addition, the executive was granted a bonus totaling $182,000 to cover the income taxes related to this stock grant and payment of the bonus.

In December 2002, the Compensation Committee of the Board of Directors approved stock purchase and grant agreements with two of the Company’s executives. In consideration for the executives’ agreement to purchase 94,444 shares of the Company’s common stock at $9.00 per share, the executives were granted a total of 241,666 shares of the Company’s common stock. Compensation expense in the amount of $1,692,000, based on the fair value of the stock granted as determined by an independent third party, and the related common stock to be issued were recognized in connection with these stock grants during the year ended December 31, 2002. The Board of Directors ratified these agreements on February 12 and March 12, 2003 and the shares were issued. In addition, the executives were granted bonuses totaling $1,729,000 to cover the income taxes related to these stock grants and the payment of the bonuses during 2002.

Initial Public Offering (IPO)

On August 16, 2004, the Company completed an initial public offering whereby 500,000 shares of common stock were sold by the Company and a selling shareholder sold 5,230,000 shares of common stock at $20 per share. On September 13, 2004, the underwriters of the IPO exercised their option to purchase an additional 68,194 shares of common stock of the Company and to purchase an additional 713,306 shares from a selling shareholder. Net proceeds of $7,167,000 (after underwriting discounts, commissions and other costs) were received by the Company.

14. REGULATORY MATTERS

The Company and the Bank are subject to certain regulatory requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC). Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank exceeded all their minimum capital adequacy requirements as of December 31, 2004.

In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. To be categorized as well capitalized, the Bank must maintain minimum Leverage, Tier 1 Risk-Based and Total Risk-Based Capital Ratios as set forth below (dollars in thousands):

	2004		2003
	Amount	Ratio	Amount	Ratio
Leverage Ratio
Placer Sierra Bancshares and subsidiaries	$133,445	9.0%	$123,181	9.2%
Minimum regulatory requirement	$59,360	4.0%	$53,712	4.0%

Placer Sierra Bank	$124,674	8.4%	$113,490	8.4%
Minimum requirement for “Well-Capitalized” institution	$74,015	5.0%	$67,316	5.0%
Minimum regulatory requirement	$59,212	4.0%	$53,852	4.0%

Tier 1 Risk-Based Capital Ratio
Placer Sierra Bancshares and subsidiaries	$133,445	9.6%	$123,181	12.3%
Minimum regulatory requirement	$55,818	4.0%	$40,059	4.0%

Placer Sierra Bank	$124,674	9.0%	$113,490	11.4%
Minimum requirement for “Well-Capitalized” institution	$83,499	6.0%	$56,453	6.0%
Minimum regulatory requirement	$55,666	4.0%	$37,636	4.0%

Total Risk-Based Capital Ratio
Placer Sierra Bancshares and subsidiaries	$149,886	10.7%	$135,715	13.6%
Minimum regulatory requirement	$111,636	8.0%	$80,118	8.0%

Placer Sierra Bank	$141,114	10.1%	$126,013	12.7%
Minimum requirement for “Well-Capitalized” institution	$139,164	10.0%	$99,553	10.0%
Minimum regulatory requirement	$111,331	8.0%	$79,642	8.0%

Dividend Restrictions

The Company’s ability to pay cash dividends is dependent on dividends paid to it by the Bank and limited by California law. Under California law, the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available, subject to certain restrictions. California General Corporation Law prohibits the Company from paying dividends on its common stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend, the sum of the Company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends from the Bank to the Company are restricted under certain federal laws and regulations governing banks. In addition, California law restricts the total dividend payments of any bank to the lesser of the bank’s retained earnings or the bank’s net income for the latest three fiscal years, less dividends previously declared during that period, at any time without the prior approval of the California Department of Financial Institutions. As of December 31, 2004, the maximum amount available for dividend distributions by the Bank to the Company under these restrictions was approximately $13,763,000. However, such amount is further restricted due to the fact that the Bank must keep a certain amount of capital in order to be “well capitalized.” Accordingly, the amount available for payment of dividends to the Company by the Bank, for the Bank to remain “well capitalized” immediately thereafter, totaled $2,000,000 at December 31, 2004.

15. BENEFIT PLANS

Supplemental Executive Retirement Plans

The Company has entered into Supplemental Executive Retirement Plans with one current and sixteen former executives and directors. The agreements provide for payment of monthly benefits for periods varying from ten years to lifetime. The liability accrued as of December 31, 2004 and 2003 totaled $4,205,000 and $922,000, respectively. The expense recognized under these agreements totaled $348,000, $391,000 and $102,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

In connection with these agreements, the Company owns life insurance policies with cash surrender values totaling $2,662,000 and $2,272,000 at December 31, 2004 and 2003, respectively. One of these policies, with a cash surrender value of $607,000 at December 31, 2004 and $299,000 at December 31, 2003, is held in a Rabbi Trust which limits its availability for general corporate purposes.

Deferred Compensation Agreements

The Company provides benefits under Deferred Compensation Agreements with two former executives. Under the agreements, the executives deferred portions of their annual compensation and are now entitled to receipt of specified benefits for periods ranging from eight to fifteen years. The liability accrued as of December 31, 2004 and 2003 totaled $2,285,000 and $2,531,000, respectively. The expense recognized under the arrangement totaled $161,000, $26,000 and $74,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Split Dollar Life Insurance Benefits

The Company purchased single deposit split-dollar life insurance policies on certain officers with death benefits available to the officers’ beneficiaries should the officer’s death occur while employed by the Company. The cash surrender value of these insurance policies totaled $10,334,000 and $12,211,000 at December 31, 2004 and 2003, respectively.

The Company also provides split-dollar life insurance benefits to certain former directors and executives. The cash surrender value of these policies was $8,000,000 at December 31, 2004 and $0 at December 31, 2003. Some of these policies, with a total cash surrender value of $5,283,000 at December 31, 2004, are held in a Rabbi Trust which limits its availability for general corporate purposes.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Code limitations) and accumulate tax-deferred earnings as a retirement fund. The Company may make a discretionary contribution to match the participants’ contributions annually. The amount of the matching contribution may vary from year to year. The Company contributed $376,000, $409,000 and $351,000 to the Plan for the years ended December 31, 2004, 2003 and 2002, respectively.

16. SALE OF BRANCHES AND DEPOSITS

In 2003, a branch sale transaction was consummated whereby another California financial institution purchased the assets (primarily buildings, furniture and equipment) and assumed the liabilities (primarily deposits) of the Company’s branches located in Quincy, Portola, Loyalton, Kings Beach and Truckee. As a result of this transaction, assets and liabilities were both reduced by approximately $50 million. The components of the gain on sale of branches are as follows (dollars in thousands):

Premium on sale of branch deposits	$2,179
Write off of core deposit intangible	(481)
Other expense	(153)

$1,545

In 2002, a branch sale transaction was consummated whereby another California financial institution purchased the assets (primarily buildings, furniture and equipment) and assumed the liabilities (primarily deposits) of the Company’s branch located in Torrance, California. As a result of this transaction, assets and liabilities were both reduced by approximately $10 million. The components of the gain on sale of the branch is as follows (dollars in thousands):

Premium on sale of branch deposits	$350
Other expense	(96)

$254

17. OTHER EXPENSE

Other expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Data and item processing	$4,738	$4,882	$5,134
Communication and postage	1,715	1,879	2,014
Professional fees	2,150	2,538	2,527
Administration	1,734	2,014	1,830
Loan-related costs	701	1,011	1,064
Advertising and business development	877	864	1,075
Stationery and supplies	869	848	891
Amortization of intangible assets	1,947	2,119	2,484
Other	2,245	2,957	2,039

	$16,976	$19,112	$19,058

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. RELATED PARTY TRANSACTIONS

Loans to Related Parties

During the normal course of business, the Bank may enter into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. However, there were no significant loans to related parties for the years ended December 31, 2004 and 2003. Undisbursed commitments to related parties totaled $455,000 at December 31, 2004.

Transactions with Affiliate Company

As of December 31, 2002, accrued interest and other assets included receivables of $839,000 due from two affiliates. During 2003, the Company received $649,000 in cash payments on the amounts due and, on December 20, 2003, agreed to forgive the unpaid balance of $190,000. Because the Company and the affiliates were under the common ownership control of California Community Financial Institutions Fund Limited Partnership, or CCFIFLP, the forgiveness of the unpaid balance was accounted for as an in-substance dividend from the Company to CCFIFLP.

19. COMPREHENSIVE INCOME

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive income (loss). Total comprehensive income and the components of accumulated other comprehensive income are presented in the consolidated statement of changes in shareholders’ equity and comprehensive income.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of other comprehensive income are shown below (dollars in thousands):

	Before Tax	Tax Benefit (Expense)	After Tax
For the Year Ended December 31, 2004
Other comprehensive loss:
Unrealized holding losses	$(4,335)	$1,818	$(2,517)
Less: reclassification adjustment for net losses included in net income	(3,335)	1,402	(1,933)

Total other comprehensive loss	$(1,000)	$416	$(584)

For the Year Ended December 31, 2003
Other comprehensive loss:
Unrealized holding losses	$(960)	$393	$(567)
Less: reclassification adjustment for net gains included in net income	760	(312)	448

Total other comprehensive loss	$(1,720)	$705	$(1,015)

For the Year Ended December 31, 2002
Other comprehensive income:
Unrealized holding gains	$2,703	$(1,113)	$1,590
Less: reclassification adjustment for net gains included in net income	1,075	(440)	635

Total other comprehensive income	$1,628	$(673)	$955

20. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures include estimated fair values for financial instruments for which it is practicable to estimate fair value. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented.

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2004 and 2003:

Cash and cash equivalents and short-term borrowings: For cash and cash equivalents and short-term borrowings, the carrying amount is estimated to be fair value.

Investment securities available-for-sale and interest bearing deposits with other banks: For investment securities available-for-sale and deposits, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and deposits and indications of value provided by brokers.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans and leases: For variable-rate loans and leases that reprice frequently with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans and leases are estimated using discounted cash flow analyses, using interest rates being offered at each reporting date for loans and leases with similar terms to borrowers of comparable creditworthiness. Fair values of loans held for sale are estimated using quoted market prices for similar loans or the amount that purchasers have committed to purchase the loan. The carrying amount of accrued interest receivable approximates its fair value.

Cash Surrender Value of Life Insurance: Fair values are based on current cash surrender values at each reporting date provided by the insurers.

Federal Reserve Bank and Federal Home Loan Bank Stock: Federal Reserve Bank and Federal Home Loan Bank stock are carried at cost, which approximates fair value.

Investment in real estate limited partnership: The fair value of the investment in the real estate limited partnership is estimated using indications of value provided by brokers.

Deposits: The fair values for deposits other than certificates of deposit are equal to the amount payable on demand at the reporting date represented by their carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis using interest rates being offered at the reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

Junior Subordinated Deferrable Interest Debentures: The fair value of junior subordinated deferrable interest debentures was determined based on the current market value for like kind instruments of a similar maturity and structure.

Limited partnership capital commitment: The fair value of the capital commitment to the limited partnership is estimated using a discounted cash flow analysis using interest rates currently available for debt instruments of a similar nature.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commitments to extend credit and letters of credit: Commitments to extend credit are primarily for adjustable rate loans. For these commitments, there are no differences between the committed amounts and their fair values. Commitments to fund fixed rate loans and letters of credit are at rates which approximate fair value at each reporting date (dollars in thousands).

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$39,255	$39,255	$55,776	$55,776
Federal funds sold	361	361	32,729	32,729
Interest bearing deposits with other banks	125	125	—	—
Investment securities available-for-sale	249,916	249,916	219,302	219,302
Loans held for sale	—	—	67	68
Loans and leases held for investment	1,278,064	1,301,890	939,455	950,196
Cash surrender value of life insurance	42,390	42,390	26,834	26,834
Federal Reserve Bank and Federal Home Loan Bank stock	10,430	10,430	7,286	7,286
Investment in real estate limited partnership	1,000	1,000	—	—
Accrued interest receivable	6,852	6,852	6,916	6,916
Financial liabilities:
Deposits	$1,500,059	$1,375,294	$1,137,160	$1,102,527
Short-term borrowings	16,265	16,265	41,221	41,221
Accrued interest payable	504	504	267	267
Junior subordinated deferrable interest debentures	53,611	53,611	38,146	38,146
Limited partnership capital commitment	861	861	—	—
Off-balance-sheet financial instruments:
Commitments to extend credit	$373,935	$373,935	$283,931	$283,931
Standby letters of credit	5,706	5,706	3,595	3,595

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

December 31, 2004 and 2003

(Dollars in thousands)

	2004	2003
ASSETS
Due from banks	$3,233	$8,874
Investment in Placer Sierra Bank	234,778	128,248
Investment in Bank of Orange County	—	63,506
Investment in Placer Statutory Trust II	774	774
Investment in Placer Statutory Trust III	310	—
Investment in First Financial Bancorp Statutory Trust I	155	—
Investment in Southland Statutory Trust I	372	372
Investment in other securities available-for-sale	—	2
Cash surrender value of life insurance	607	299
Other assets	7,940	1,427

Total assets	$248,169	$203,502

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Other liabilities	$2,917	$462
Junior subordinated deferrable interest debentures	53,611	38,146

Total liabilities	56,528	38,608

Shareholders’ equity:
Common stock	157,834	142,777
Retained earnings	33,323	21,049
Accumulated other comprehensive income	484	1,068

Total shareholders’ equity	191,641	164,894

Total liabilities and shareholders’ equity	$248,169	$203,502

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENT OF INCOME

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Income:
Dividends declared by bank subsidiary—eliminated in consolidation	$24,500	$9,000	$2,000

Expenses:
Employee compensation	3,232	2,254	3,935
Professional services	795	817	362
Interest on junior subordinated deferrable interest debentures	1,974	1,770	2,099
Merger	573	—	—
Other expenses	906	561	197

Total expenses	7,480	5,402	6,593

Income (loss) before equity in undistributed (loss) income of subsidiary	17,020	3,598	(4,593)
Equity in undistributed (loss) income of subsidiary	(6,993)	9,564	11,188

Income before income taxes	10,027	13,162	6,595
Income tax benefit	2,992	2,168	2,633

Net income	$13,019	$15,330	$9,228

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$13,019	$15,330	$9,228
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	6,993	(9,564)	(11,188)
Compensation expense recognized in connection with employee stock grants	38	206	1,692
Net decrease in cash surrender value of life insurance policy	(3)	6	—
Net decrease (increase) in due from affiliate	—	649	661
Net (increase) decrease in other assets	(5,608)	(317)	99
Net increase (decrease) in other liabilities	1,174	(658)	693

Net cash provided by operating activities	15,613	5,652	1,185

Cash flows from investing activities:
Purchase of securities available-for-sale	—	—	(2)
Proceeds from the sale of investment securities available-for-sale	2	—	—
Purchase of additional investment in Bank of Orange County	—	—	(7,000)
Cash paid for First Financial Bancorp, net of cash received	(45,878)	—	—
Investment in Placer Statutory Trust III	(310)	—	—
Deposit on cash surrender value life insurance	(305)	(305)	—

Net cash used in investing activities	(46,491)	(305)	(7,002)

Cash flows from financing activities:
Exercise of stock options, including tax benefit	7,792	1,406	—
Initial public offering proceeds, net	7,167	—	—
Issuance of junior subordinated deferrable interest debentures	10,310	—	—
Repurchase of shares of dissenting minority shareholder	(32)	—	—
Proceeds from stock issued under stock purchase and grant agreements	—	850	—

Net cash provided by financing activities	25,237	2,256	—

Net increase (decrease) in cash and cash equivalents	(5,641)	7,603	(5,817)
Cash and cash equivalents, beginning of year	8,874	1,271	7,088

Cash and cash equivalents, end of year	$3,233	$8,874	$1,271

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	For the Quarters Ended
	December 31, 2004	September 30, 2004	June 30, 2004 (1)	March 31, 2004
	(Dollars in thousands, except per share data)
Interest income	$19,564	$17,801	$16,977	$17,489
Interest expense	2,851	2,445	2,089	2,059

Net interest income	16,713	15,356	14,888	15,430
Provision for loan and lease losses	—	—	40	520

Net interest income after provision for loan and lease losses	16,713	15,356	14,848	14,910

Non-interest income	3,273	3,164	127	4,051
Non-interest expense	12,669	12,248	14,204	12,609

Income before income taxes	7,317	6,272	771	6,352
Provision for income taxes	2,836	2,385	300	2,172

Net income	$4,481	$3,887	$471	$4,180

Earnings per share:
Basic	$0.30	$0.27	$0.03	$0.30
Diluted	$0.30	$0.27	$0.03	$0.30

(1)	During the second quarter of 2004, the Company acquired Southland Capital Co. which was accounted for as a combination of companies under common control similar to a pooling of interests. Accordingly, $2.3 million ($1.5 million after tax) of merger expenses associated with the acquisition and $3.8 million ($2.2 million after tax) of losses incurred upon the liquidation of the investment portfolio of Bank of Orange County were taken against income. Excluding these expenses, the Company’s earnings per share would have been higher by $0.26 per diluted share. The liquidation of the investment portfolio was part of the Company’s liquidity strategy to balance the liquidity and overall asset and liability position of Bank of Orange County and Placer Sierra Bank post merger.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	For the Quarters Ended
	December 31, 2003(2)	September 30, 2003	June 30, 2003	March 31, 2003
	(Dollars in thousands, except per share data)
Interest income	$17,748	$16,940	$16,804	$17,291
Interest expense	2,136	2,351	2,788	3,000

Net interest income	15,612	14,589	14,016	14,291
Provision for (credit to) the allowance for loan and lease losses	210	(146)	240	(310)

Net interest income after provision for (credit to) the allowance for loan and lease losses	15,402	14,735	13,776	14,601

Non-interest income	5,200	4,085	3,531	3,176
Non-interest expense	14,700	11,955	11,630	12,460

Income before income taxes	5,902	6,865	5,677	5,317
Provision for income taxes	1,496	2,676	2,206	2,053

Net income	$4,406	$4,189	$3,471	$3,264

Earnings per share:
Basic	$0.32	$0.31	$0.26	$0.24
Diluted	$0.32	$0.31	$0.26	$0.24

(2)	During the fourth quarter of 2003, the Company sold five branches to another bank. As a result, a $1.5 million ($895,000 after tax) gain, net of expenses, was realized. Excluding the sale of these branches, the Company’s earnings per share would have been lower by $0.07 per diluted share.

23. SUBSEQUENT EVENT

The Company’s Board of Directors declared a $0.12 per outstanding common share cash dividend on January 28, 2005 that was paid on March 3, 2005 to common shareholders of record as of February 15, 2005.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	The Agreement and Plan of Merger by and among Placer Sierra Bancshares, Placer Sierra Bank, First Financial Bancorp, and Bank of Lodi, N.A. dated September 7, 2004(5)

3.1	Amended and Restated Articles of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (1)

4.1	Specimen stock certificate representing shares of common stock of the Registrant (1)

4.2	Indenture, dated as of December 18, 2001, between Placer Capital Co. II and State Street Bank and Trust Company of Connecticut, National Association(1)

4.3	Amended and Restated Declaration of Trust of Placer Statutory Trust II, dated as of December 18, 2001, among State Street Bank and Trust Company of Connecticut, National Association, Placer Capital Co. II, and Ronald W. Bachli, J. Thomas Byrom and David E. Hooston, as Administrators(1)

4.4	Guarantee Agreement, dated as of December 18, 2001, between Placer Capital Co. II and State Street Bank and Trust Company of Connecticut, National Association(1)

4.5	Floating Rate Junior Subordinated Deferrable Interest Debenture, dated December 18, 2001 by Placer Capital Co. II in favor of State Street Bank and Trust Company of Connecticut, National Association(1)

4.6	Trustee Parent Guarantee, dated as of December 18, 2001, by State Street Bank and Trust Company for the benefit of persons listed therein(1)

4.7	Indenture, dated as of December 18, 2001, between Southland Capital Co. and State Street Bank and Trust Company of Connecticut, National Association(1)

4.8	Amended and Restated Declaration of Trust of Southland Statutory Trust I, dated as of December 18, 2001, among State Street Bank and Trust Company of Connecticut, National Association, Southland Capital Co., and Ronald W. Bachli, J. Thomas Byrom, and David E. Hooston, as Administrators(1)

4.9	Guarantee Agreement, dated as of December 18, 2001, between Southland Capital Co. and State Street Bank and Trust Company of Connecticut, National Association(1)

4.10	Floating Rate Junior Subordinated Deferrable Interest Debenture, dated December 18, 2001 by Southland Capital Co. in favor of State Street Bank and Trust Company of Connecticut, National Association(1)

4.11	Trustee Parent Guarantee, dated as of December 18, 2001, by State Street Bank and Trust Company for the benefit of persons listed therein(1)

4.12	First Supplemental Indenture, dated as of June 17, 2004, between U.S. Bank National Association and Placer Sierra Bancshares(1)

4.13	Indenture, dated as of November 22, 2004 between Placer Sierra Bancshares and Deutsche Bank Trust Company Americas

4.14	Amended and Restated Declaration of Trust of Placer Statutory Trust III, dated as of November 22, 2004 among Deutsche Bank Trust Company Americas, Placer Sierra Bancshares and Ronald W. Bachli, David E. Hooston and Judy J. Reithmeier as Administrative Trustees

4.15	Guarantee Agreement, dated as of November 22, 2004, between Placer Sierra Bancshares and Deutsche Bank Trust Company Americas

4.16	Floating Rate Junior Subordinated Deferrable Interest Debenture, dated November 22, 2004 by Placer Sierra Bancshares in favor of Deutsche Bank Trust Company

4.17	Indenture, dated as of March 26, 2002 between First Financial Bancorp and State Street Bank and Trust Company of Connecticut, National Association, as Trustee

Exhibit Number	Description of Exhibit
4.18	Amended and Restated Declaration of Trust of First Financial Statutory Trust I, dated as of March 26, 2002, by and among State Street Bank and Trust Company of Connecticut, National Association, First Financial Bancorp and Benjamin R. Goehring, Weldon D. Schumacher and Leon J. Zimmerman as Administrators

4.19	Guarantee Agreement, dated as of March 26, 2002 between First Financial Bancorp and State Street Bank and Trust Company of Connecticut, National Association

4.20	Floating Rate Junior Subordinated Deferrable Interest Debenture, dated March 26, 2002 by First Financial Bancorp in favor of State Street Bank and Trust Company of Connecticut, National Association

4.21	First Supplemental Indenture, dated as of December 11, 2004 between U.S. Bank National Association (as successor-in-interest to State Street Bank and Trust Company of Connecticut, National Association) and Placer Sierra Bancshares.

4.22	Appointment of Successor Administrators dated as of March 29, 2004 among the Registrant, David E. Hooston, James A. Sundquist and Angelee J. Harris and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company of Connecticut, National Association)

10.1	Amended and Restated Registration Rights Agreement, dated March 15, 2004, by and between California Community Financial Institutions Fund Limited Partnership (the “Fund”) and the Registrant(1)

10.2	Amendment No. 1 to Amended and Restated Registration Rights Agreement, dated as of June 28, 2004, between the Fund and the Registrant(1)

10.3	Amended and Restated 2002 Stock Option Plan of the Registrant(1)†

10.4	Form of Nonstatutory Stock Option Agreement for the Amended and Restated 2002 Stock Option Plan(2)†

10.5	Form of Indemnification Agreement(1)†

10.6	Supplemental Executive Retirement Plan, dated May 14, 2003, by the Registrant for benefit of Ronald W. Bachli(1)†

10.7	Trust Agreement, dated May 14, 2002, between Borel Private Bank & Trust Company and the Registrant(1)

10.8	Employment Agreement, dated as of January 1, 2003, between Ronald W. Bachli and the Registrant(1)†

10.9	Amendment to Employment Agreement, dated as of October 28, 2003, between Ronald W. Bachli and the Registrant(1)†

10.10	Amendment to Employment Agreement, dated as of December 16, 2003, between Ronald W. Bachli and the Registrant(1)†

10.11	Notice of Extension of Term of Employment Agreement, dated October 28, 2003, from the Board of Directors of the Registrant to Ronald W. Bachli(1)†

10.12	Restricted Stock Purchase and Grant Agreement, dated as of December 27, 2002, between Ronald W. Bachli and the Registrant(1)†

10.13	Employment Agreement, dated as of January 1, 2003, between David E. Hooston and the Registrant(1)†

10.14	Amendment to Employment Agreement, dated as of October 28, 2003, between David E. Hooston and the Registrant(1)†

10.15	Notice of Extension of Term of Employment Agreement, dated October 28, 2003, from the Board of Directors of the Registrant to David E. Hooston(1)†

Exhibit Number	Description of Exhibit
10.16	Amendment to Employment Agreement, dated as of January 1, 2004, between David E. Hooston and the Registrant(1)†

10.17	Amendment to Employment Agreement, dated as of October 26, 2004 between David E. Hooston and the Registrant†
10.18	Stock Purchase and Grant Agreement, dated as of December 27, 2002, between David E. Hooston and the Registrant(1)†

10.19	Employment Agreement, dated as of October 28, 2003, between Randall E. Reynoso and Placer Sierra Bank(1)†

10.20	Amendment to Employment Agreement, dated June 1, 2004 between Randall E. Reynoso and Placer Sierra Bank†

10.21	Amendment to Employment Agreement, dated October 26, 2004, by and among Placer Sierra Bank, Placer Sierra Bancshares and Randall E. Reynoso. †

10.22	Amendment to Employment Agreement, dated as of December 31, 2004 between Randall E. Reynoso and the Registrant )†

10.23	Stock Purchase and Grant Agreement, dated as of October 28, 2003, between Randall E. Reynoso and the Registrant(1)†

10.24	Employment Agreement, dated as of October 28, 2003, between James A. Sundquist and the Registrant(1)†

10.25	Employment Agreement, dated as of January 1, 2003, between Robert H. Muttera and Placer Sierra Bank(1)†

10.26	Amendment to Employment Agreement, dated as of October 28, 2003, between Robert H. Muttera and Placer Sierra Bank(1)†

10.27	Employment Agreement, dated as of October 15, 2003, between K. Lynn Matsuda and Placer Sierra Bank(1)†

10.28	Employment Agreement and Agreement for Severance Pay, dated as of September 1, 2003, between Harvey Ferguson and Placer Sierra Bank(1)†

10.29	Release Agreement, dated as of January 2, 2004, between Harvey Ferguson and Placer Sierra Bank(1)†

10.30	Employment Agreement, dated May 17, 2004, between Ken E. Johnson and Placer Sierra Bank(1)†

10.31	Amendment to Employment Agreement dated October 26, 2005 between Ken E. Johnson and the Registrant†

10.32	Employment Agreement, dated as of June 28, 2004, among Robert C. Campbell, Jr., Placer Sierra Bank and the Registrant(1)†

10.33	Employment Agreement, dated as of June 21, 2004, between Kevin Barri and Placer Sierra Bank(1)†

10.34	Employment Agreement, dated January 1, 2005 between Marshall V. Laitsch and Placer Sierra Bank (3)

10.35	Employment Agreement, dated January 24, 2005 between Angelee J. Harris and Placer Sierra Bancshares (4)

10.36	Placer Sierra Bank 2003 Executive Incentive Compensation Plan for Randall E. Reynoso(1)†

10.37	Placer Sierra Bank 2003 Executive Incentive Compensation Plan for James A. Sundquist(1)†

10.38	Placer Sierra Bank 2003 Executive Incentive Compensation Plan for Robert H. Muttera(1)†

10.39	2004 Executive Incentive Compensation Plan(1)†

Exhibit Number	Description of Exhibit
10.40	Network Services Agreement, dated December 31, 2001 between U.S. Bank, N.A. and Placer Sierra Bank(1)††

10.41	Contract Amendment dated November 11, 2003 to Network Service Agreement between U.S. Bank, N.A. and Placer Sierra Bank(1)††

10.42	Agreement for Information Technology Services, dated December 21, 2000, between Aurum Technology, Inc. and the Registrant, as amended(1)††

10.43	Partial Assignment and Assumption Agreement and Amendment, dated as of September 30, 2003, among Aurum Technology, Inc., Placer Sierra Bank and the Registrant(1)††

10.44	Office Lease between NNN Sacramento Corporate Center, LLC, a Virginia limited liability company, NNN Sacramento 1, LLC, NNN Sacramento 2, LLC, NNN Sacramento 3, LLC, NNN Sacramento 4, LLC, NNN Sacramento 5, LLC, NNN Sacramento 6, LLC, NNN Sacramento 7, LLC, NNN Sacramento 9, LLC, NNN Sacramento 10, LLC, NNN Sacramento 11, LLC, NNN Sacramento 12, LLC, NNN Sacramento 13, LLC, NNN Sacramento 14, LLC, NNN Sacramento 16, LLC NNN Sacramento 17, LLC, each a California limited liability company (collectively “Landlord”) and Placer Sierra Bank (2)

10.45	Lease, dated May 15, 1996, between Union Pacific Railroad Company and Placer Sierra Bank(1)

10.46	Shareholder Agreement, dated as of April 30, 2004, between the Registrant and California Community Financial Institutions Fund Limited Partnership(1)

10.47	2002 Stock Option Plan of Southland Capital Co.(1)

10.48	Network Services Agreement, dated December 31, 2001, between U.S. Bank, N.A. and Bank of Orange County(1)

10.49	Executive Supplemental Compensation Agreement dated August 2, 1999 by and between Bank of Lodi and Allen R. Christenson

10.50	Executive Supplemental Compensation Agreement dated December 6, 1999 by and between Bank of Lodi and Robert H. Daneke

10.51	Amended and Restated Executive Supplemental Compensation Agreement dated April 3, 1998 by and between Bank of Lodi and Leon J. Zimmerman

21.1	Subsidiaries of the Registrant

23.1	Consent of Perry-Smith LLP

23.2	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit.

††	Filed in redacted form pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

1.	Incorporated by reference from our Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004.

2.	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 3, 2005.

3.	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 6, 2005.

4.	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 28, 2005.

5.	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on September 8, 2004.