Form 10-Q
period 2005-03-31
PLACER SIERRA BANCSHARES
filed 2005-05-12
CIK 1279410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-50652

PLACER SIERRA BANCSHARES

(Exact name of registrant as specified in its charter)

CALIFORNIA	94-3411134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

525 J Street, Sacramento, California	95814
(Address of principal executive offices)	(Zip Code)

(916) 554-4750

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2005 there were 14,906,845 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1. Unaudited Consolidated Financial Statements

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	March 31, 2005	December 31, 2004
ASSETS

Cash and due from banks	$51,899	$39,255
Federal funds sold	68,061	361

Cash and cash equivalents	119,960	39,616
Interest bearing deposits with other banks	125	125
Investment securities available-for-sale	220,534	249,916
Federal Reserve Bank and Federal Home Loan Bank stock	10,430	10,430
Loans and leases held for investment, net of allowance for loan and lease losses of $16,738 at March 31, 2005 and $16,200 at December 31, 2004	1,277,581	1,278,064
Premises and equipment, net	27,560	27,645
Cash surrender value of life insurance	42,773	42,390
Other real estate	657	657
Goodwill	101,364	101,329
Other intangible assets	13,523	14,172
Other assets	17,530	14,641

Total assets	$1,832,037	$1,778,985

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$491,667	$485,193
Interest bearing	1,063,143	1,014,866

Total deposits	1,554,810	1,500,059
Short-term borrowings	14,547	16,265
Accrued interest payable and other liabilities	16,078	17,409
Junior subordinated deferrable interest debentures	53,611	53,611

Total liabilities	1,639,046	1,587,344
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 25,000,000 shares authorized; none issued or outstanding at March 31, 2005 or December 31, 2004	—	—
Common stock, no par value, 100,000,000 shares authorized; 14,895,084 and 14,877,056 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	158,116	157,834
Retained earnings	36,707	33,323
Accumulated other comprehensive (loss) income	(1,832)	484

Total shareholders’ equity	192,991	191,641

Total liabilities and shareholders’ equity	$1,832,037	$1,778,985

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Interest income:
Interest and fees on loans and leases held for investment	$20,766	$15,069
Interest on loans held for sale	—	3
Interest on deposits with other banks	1	—
Interest and dividends on investment securities:
Taxable	2,373	2,212
Tax-exempt	163	132
Interest on federal funds sold	126	73

Total interest income	23,429	17,489

Interest expense:
Interest on deposits	2,751	1,524
Interest on short-term borrowings	34	89
Interest on junior subordinated deferrable interest debentures	760	446

Total interest expense	3,545	2,059

Net interest income	19,884	15,430

Provision for the allowance for loan and lease losses	—	520

Net interest income after provision for the allowance for loan and lease losses	19,884	14,910

Non-interest income:
Service charges and fees on deposit accounts	1,725	1,565
Referral and other loan-related fees	518	621
Loan servicing income	133	93
Gain on sale of loans, net	—	70
Revenues from sales of non-deposit investment products	191	218
Gain on sale of investment securities available-for-sale, net	—	206
Increase in cash surrender value of life insurance	414	319
Other	482	959

Total non-interest income	3,463	4,051

Non-interest expense:
Salaries and employee benefits	7,598	6,428
Occupancy and equipment	2,050	1,687
Other	5,276	4,494

Total non-interest expense	14,924	12,609

Income before provision for income taxes	8,423	6,352

Provision for income taxes	3,253	2,172

Net income	$5,170	$4,180

Earnings per share:
Basic	$0.35	$0.30
Diluted	$0.34	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN

SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended March 31, 2005
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2004	14,877,056	$157,834	$33,323	$484	$191,641
Comprehensive income:
Net income			5,170		5,170
Net change in unrealized gain on investment securities available-for-sale, net of tax				(2,316)	(2,316)

Total comprehensive income					2,854

Stock options exercised, including tax benefit	18,028	282			282
Dividends paid			(1,786)		(1,786)

Balance, March 31, 2005	14,895,084	$158,116	$36,707	$(1,832)	$192,991

	Three Months Ended March 31, 2004
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2003	13,683,493	$142,777	$21,049	$1,068	$164,894
Comprehensive income:
Net income			4,180		4,180
Net change in unrealized gain on investment securities available-for-sale, net of tax				(26)	(26)

Total comprehensive income					4,154

Stock options exercised, including tax benefit	75,331	666			666

Balance, March 31, 2004	13,758,824	$143,443	$25,229	$1,042	$169,714

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$5,170	$4,180
Adjustments to reconcile net income to net cash provided by operations:
Provision for the allowance for loan and lease losses	—	520
(Accretion) amortization of investment security discounts/premiums, net	(32)	56
Amortization of other intangible assets	649	487
(Decrease) increase in deferred loan fees, net	(99)	195
Depreciation and amortization	784	726
Dividends received on FHLB and FRB stock	—	(22)
Gain on sale of investment securities available-for-sale, net	—	(206)
Gain on sale of loans held for sale, net	—	(70)
Fundings of loans held for sale	—	(911)
Proceeds from sale of loans held for sale	—	1,908
Gain from life insurance proceeds	—	(397)
Deferred income taxes	163	(60)
Increase in cash surrender value of life insurance	(414)	(329)
Net (increase) decrease in accrued interest receivable and other assets	(594)	3,200
Net decrease in accrued interest payable and other liabilities	(1,423)	(1,148)

Net cash provided by operating activities	4,204	8,129

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(1,974)	(26,969)
Proceeds from the sale of investment securities available-for-sale	—	45,410
Proceeds from calls and maturities of investment securities available-for-sale	27,337	55,500
Proceeds from principal repayments of investment securities available-for-sale	110	30
Net increase in loans and leases held for investment	(140)	(18,794)
Proceeds from recoveries of charged-off loans	722	344
Purchases of premises and equipment	(699)	(151)
Proceeds from sale of premises and equipment	—	9

Net cash provided by investing activities	25,356	55,379

Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	14,064	(5,965)
Net increase in time deposits	40,687	15,900
Net decrease in short-term borrowings	(1,718)	(28,952)
Dividends paid	(2,531)	—
Exercise of stock options	282	666

Net cash provided by (used in) financing activities	50,784	(18,351)

Net increase in cash and cash equivalents	80,344	45,157
Cash and cash equivalents, beginning of period	39,616	88,505

Cash and cash equivalents, end of period	$119,960	$133,662

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2005 and 2004

NOTE 1—BASIS OF PRESENTATION

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Placer Sierra Bancshares (the Company) and the consolidated accounts of its wholly-owned subsidiary, Placer Sierra Bank (PSB). All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. The financial statements reflect all adjustments consisting of only normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

For financial reporting purposes, the Company’s investments in Placer Statutory Trust III, Placer Statutory Trust II, Southland Statutory Trust I and First Financial Bancorp Trust I are accounted for under the equity method and are included in other assets on the unaudited consolidated balance sheet. The junior subordinated debentures issued and guaranteed by the Company and held by the trusts are reflected on the Company’s unaudited consolidated balance sheet.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Management has determined that since all of the banking products and services offered by the Company are available in each branch of the bank, all branches are located within the state of California and management does not allocate resources based on the performance of different transaction activities, it is appropriate to aggregate the bank branches and report them as a single operating segment. No single customer accounts for more than 10% of the revenues of the Company or bank.

A material estimate that is particularly susceptible to significant changes in the near-term relates to the determination of the allowance for loan and lease losses. In connection with the determination of the allowance for loan and lease losses, management obtains independent appraisals for significant properties, evaluates overall loan portfolio characteristics and delinquencies and monitors economic conditions.

NOTE 2 – EARNINGS PER SHARE

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computation is as follows (dollars in thousands, except per share data):

	For the Three Months Ended March 31,
	2005	2004
Basic
Net income	$5,170	$4,180
Weighted average shares outstanding	14,887,729	13,714,085
Earnings per share - basic	$0.35	$0.30

Diluted
Net income	$5,170	$4,180
Weighted average shares outstanding	15,197,096	13,837,023
Earnings per share - diluted	$0.34	$0.30

For the three months ended March 31, 2005 and 2004, 140,000 and 18,000 shares, respectively, of common stock issuable under stock option agreements were not included in the computation of diluted earnings per share because the exercise price was equal to or greater than the stock’s average market price and their effect would be antidilutive.

NOTE 3 – STOCK OPTIONS

The Company currently has two stock option plans, the Placer Sierra Bancshares 2002 Amended and Restated Stock Option Plan and the Southland Capital Co. 2002 Stock Option Plan. Options in the Southland Capital Co. plan have been converted into options to purchase shares of the Company and no additional options will be granted under this plan. All options granted to date have been nonstatutory stock options. The shares available for grant may be granted to anyone eligible to participate in the plans. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted. The options under the plans expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is generally four years; however, the vesting period can be modified at the discretion of the Company’s Board of Directors. Outstanding options under the plans are exercisable until their expiration.

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

Pro forma adjustments to the Company’s consolidated net income and earnings per share are disclosed during the periods in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (dollars in thousands, except per share data):

	For the Three Months Ended March 31,
	2005	2004
Net income, as reported	$5,170	$4,180
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(10)	—

Pro forma net income	$5,160	$4,180

Basic earnings per share – as reported	$0.35	$0.30
Diluted earnings per share – as reported	$0.34	$0.30
Basic earnings per share – pro forma	$0.35	$0.30
Diluted earnings per share – pro forma	$0.34	$0.30

The fair value of the options granted during the three months ended March 31, 2005 and 2004 are noted below and were based on an option-pricing model with the following assumptions and prices:

	For the Three Months Ended March 31,
	2005	2004
Dividend yield	1.50%	1.50%
Expected volatility	25.00%	—
Risk-free interest rate	3.89%	3.38%
Expected option life	5 years	5 years
Weighted average fair value of options granted during the period	$6.26	$1.01

A summary of the activity in the Placer Sierra Bancshares 2002 Amended and Restated Stock Option Plan is as follows:

	For the Three Months Ended March 31,
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	591,031	$12.40	803,271	$9.00

Options granted	183,000	$25.27	7,500	$15.00
Options exercised	(8,874)	$9.00	(65,034)	$9.00
Options canceled	—	$—	(11,340)	$9.00

Options outstanding, end of period	765,157	$15.52	734,397	$9.06

Options exercisable, end of period	338,317	$9.28	510,519	$9.00

A summary of the activity in the Southland Capital Co. 2002 Stock Option Plan is as follows:
	For the Three Months Ended March 31,
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	308,976	$7.82	663,114	$7.82

Options granted	—	$—	31,260	$7.82
Options exercised	(9,154)	$7.82	(3,970)	$7.82
Options canceled	—	$—	(10,885)	$7.82

Options outstanding, end of period	299,822	$7.82	679,519	$7.82

Options exercisable, end of period	250,602	$7.82	468,463	$7.82

In addition to the above plans, during 2002 stock options for 47,897 shares were granted to past directors and a former executive officer of PSB. No additional options have been granted. During the three months ended March 31, 2005, none of these options were exercised or canceled. During the three months ended March 31, 2004, a total of 6,327 options were exercised and none of these options were canceled. At March 31, 2005, a total of 18,921 options were outstanding related to these grants with a weighted average remaining life of 0.26 years and a weighted average exercise price of $8.54. At March 31, 2005 and 2004, a total of 18,921 and 23,892 options were exercisable, respectively.

NOTE 4—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the ordinary course of our business, the Company is party to various other legal actions, which the Company believes are incidental to the operation of its business. Although the ultimate outcome and amount of liability, if any, with respect to these legal actions to which the Company is currently a party cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to management, any resulting liability is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	March 31, 2005	December 31, 2004
Commitments to extend credit	$395,433	$373,935
Standby letters of credit	$4,253	$5,706

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

Standby letters of credit are conditional commitments issued by PSB to guarantee the performance of a customer to a third party. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant as of March 31, 2005 or December 31, 2004. The Company recognizes these fees as revenue over the term of the commitment, or when the commitment is used. Standby letters of credit are generally issued for one year or less and secured by certificates of deposit or are issued as sub-features under existing revolving credit commitments.

NOTE 5—COMPREHENSIVE INCOME

Comprehensive (loss) income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive (loss) income that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive (loss) income. Total comprehensive (loss) income and the components of accumulated other comprehensive (loss) income for the three months ended March 31, 2005 and 2004 are presented net of taxes in the consolidated statement of changes in shareholders’ equity and comprehensive income. Total comprehensive income for the three months ended March 31, 2005 and 2004 totaled $2.9 million and $4.2 million, respectively.

The components of other comprehensive income (loss) follows (dollars in thousands):

	Before Tax	Tax Benefit (Expense)	After Tax
For the Three Months Ended March 31, 2005
Other comprehensive loss:
Unrealized holding losses	$(3,936)	$1,620	$(2,316)
Less: reclassification adjustment for net gains included in net income	—	—	—

Total other comprehensive loss	$(3,936)	$1,620	$(2,316)

For the Three Months Ended March 31, 2004
Other comprehensive loss:
Unrealized holding gains	$158	$(65)	$93
Less: reclassification adjustment for net gains included in net income	206	(87)	119

Total other comprehensive loss	$(48)	$22	$(26)

NOTE 6—Recent Accounting Developments

Stock-Based Payments

In December 2004, the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. In April 2005, the Securities and Exchange Commission adopted a rule that defers the compliance date of FAS 123 (R) from the first reporting period beginning after June 15, 2005 to the first fiscal year beginning after June 15, 2005, effectively January 1, 2006 for the Company. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Placer Sierra Bancshares and its subsidiaries operates, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see “Item 1. BUSINESS. Factors That May Affect Future Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004 and other factors we discuss in our filings with the Securities and Exchange Commission. We do not undertake and specifically disclaim any obligation to update such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Overview

Who We Are

We are the bank holding company for Placer Sierra Bank, a California state-chartered commercial bank. Our bank conducts a portion of its banking business through the following divisions: Sacramento Commercial Bank, Bank of Lodi and Bank of Orange County. The bank has one active subsidiary, Central Square Company, Inc., which derives its income from a third-party provider of non-deposit investment products.

For the periods presented in this quarterly report on Form 10-Q, we owned 100% of our banking subsidiary, Placer Sierra Bank, and also owned 100% of the common stock of Placer Statutory Trust II and Southland Statutory Trust I. In addition, for the three months ended March 31, 2005, we owned 100% of the common stock of Placer Statutory Trust III and First Financial Bancorp Trust I. The trusts were formed for the exclusive purpose of issuing and selling trust preferred securities.

How We Generate Revenues

Our bank derives its income primarily from interest on real estate-related loans, commercial loans and leases, consumer loans and interest on investment securities. To a lesser extent, we earn income from fees from the sale and referral of loans, fees received in connection with servicing loans and service charges on deposit accounts. We also earn income through a subsidiary, Central Square Company, Inc., from the sales of non-deposit investment products through a third-party provider. The bank’s major expenses are salaries and benefits, the interest it pays on deposits and borrowings and general operating expenses.

Information about Regulation

We conduct our business through the bank. The bank is subject to the laws of the state of California and federal regulations governing the financial services industry. We are registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Bank holding companies are subject to regulation and supervision by the Board of Governors of the Federal Reserve System.

Our Principal Products and Services and Locations of Operations

We provide banking and other financial services throughout our targeted Northern, Central and Southern California markets to consumers and to small- and medium-sized businesses, including the owners and employees of those businesses. We offer a broad range of banking products and services including many types of commercial and personal checking and savings accounts and other consumer banking products, including electronic banking products. We also originate a variety of loans including secured and unsecured commercial and consumer loans, commercial and residential real estate mortgage loans, SBA loans and construction loans, both commercial and residential.

We have 31 Northern California branches that serve an eight-county area including Placer, Sacramento and El Dorado, commonly known as the greater Sacramento metropolitan region, and the adjacent counties of Amador, Calaveras, Nevada, Sierra, and San Joaquin. We have nine Southern California branches that serve both Los Angeles and Orange counties.

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

The earnings and growth of the bank are subject to the influence of certain economic conditions, including inflation, recession and unemployment. The earnings of the bank are affected not only by general economic conditions but also by the monetary and fiscal policies of the United States and federal agencies, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States Government securities and by its control of the discount rates applicable to borrowings by banks from the Federal Reserve. The actions of the Federal Reserve in these areas influence the growth of bank loans and leases, investments and deposits and affect the interest rates charged on loans and leases and paid on deposits. The Federal Reserve’s policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The nature and timing of any future changes in monetary policies are not predictable.

Our Acquisitions

One of our strategic objectives is to geographically focus our activities in California’s faster growing metropolitan regions. Consistent with this objective, we acquired First Financial Bancorp in December of 2004 and Southland Capital Co. in May of 2004.

In May of 2004, we acquired Southland Capital Co. and its subsidiary Bank of Orange County to participate in the high growth Southern California banking market. Bank of Orange County has always been a community-focused commercial bank with core relationship-based depositors and borrowers. In connection with the Southland Capital Co. acquisition, Southland merged into us, and Bank of Orange County became our subsidiary. We merged Bank of Orange County into the bank in July 2004 and operate it as a division of the bank, under the name Bank of Orange County. The Southland merger was a stock-for-stock transaction whereby the shareholders of Southland received 0.5752 of a share of our common stock for each outstanding share of Southland common stock. Immediately prior to the acquisition of Southland, our principal shareholder, the Fund, owned 99.75% of Southland and 93.18% of us. The acquisition was principally accounted for as a combination of companies under common control similar to a pooling of interests. Thus, our historical consolidated financial statements presented herein include the financial results of Southland and its subsidiary, Bank of Orange County, as if the merger occurred on January 1, 2004. Our simultaneous acquisition of the 0.25% minority interest in Southland was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the 0.25% minority interest in the net assets acquired was approximately $92,000, which was recorded as goodwill.

In December of 2004, we acquired First Financial Bancorp, parent company of Bank of Lodi, to begin our northern California expansion southward through the high growth California central valley. The fair value of assets of First Financial Bancorp totaling $345.7 million were incorporated in our balance sheet on December 10, 2004 upon closing of the acquisition. The acquisition was accounted for under the purchase method of accounting. Bank of Lodi operated nine branches located in Sacramento, El Dorado, San Joaquin, Amador, and Calaveras Counties in Northern California. We operate seven of the acquired branches under the brand name Bank of Lodi, a division of the bank, we rebranded one acquired branch under our bank’s name and we closed one location, consolidating its operations into our Sacramento Commercial Bank location.

Our Opportunities, Challenges and Risks

Our strategy is to be the premier banking company for the long-term benefit of our shareholders, customers and employees. We believe we have opportunities for internal loan and deposit growth, because our primary operations are located in two of the best growth markets in Northern, Central and Southern California and we plan to position our company to take full advantage of these markets.

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

Critical Accounting Policies

Our accounting policies are integral to understanding the financial results reported. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and consistently applied from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. We have identified our policy for the allowance for loan and lease losses, our estimate of the fair value of financial instruments and our calculation of goodwill and other intangible assets as critical accounting policies. Please see the section entitled “—Allowance for Loan and Lease Losses” for a discussion related to this policy. Our significant and critical accounting policies and practices are described in further detail in Note 2 to our consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Key Performance Indicators

The following sections contain tables and data setting forth certain statistical information about us for the three months ended March 31, 2005 and 2004. This discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto for the three months ended March 31, 2005 and 2004 included herein, and our audited consolidated financial statements and notes thereto for the year ended December 31, 2004, filed with our Annual Report on Form 10-K.

As of March 31, 2005 we had total assets of $1.832 billion, total loans and leases held for investment of $1.294 billion, total deposits of $1.555 billion and shareholders’ equity of $193.0 million. For the three months ended March 31, 2005 total deposits increased $54.8 million (a 14.8% growth rate on an annualized basis) from December 31, 2004, while total loans and leases held for investment remained unchanged at $1.294 billion. As of March 31, 2005, 14,895,084 shares of our common stock were outstanding, having a book value per share of $12.96.

For the three months ended March 31, 2005 we recorded net income of $5.2 million, or $0.34 per share, on a diluted basis.

Our financial results for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, reflect strong earnings growth and expense management. Our earnings were impacted by lower than expected revenues from the referral of commercial real estate loans to third parties, but were benefited by our expense management. Our net interest margin was 5.20% for the three months ended March 31, 2005, as compared to 5.22% for the three months ended March 31, 2004. This was a significant improvement over our net interest margin of 4.77% in the fourth quarter of 2004.

The following table presents our key performance indicators for the three months ended March 31, 2005 and 2004 and the basis for calculating these indicators:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands, except per share data)
Net interest income	$19,884	$15,430
Non-interest income	3,463	4,051

Revenues	23,347	19,481
Provision for the allowance for loan and lease losses	—	520
Non-interest expense	14,924	12,609
Provision for income taxes	3,253	2,172

Net income	$5,170	$4,180

Average assets	$1,803,758	$1,384,164

Average shareholders’ equity	$191,840	$167,843

Share Information:
Weighted average shares outstanding – basic	14,887,729	13,714,085
Weighted average shares outstanding - diluted	15,197,096	13,837,023

Profitability Measures:
Earnings per share - basic	$0.35	$0.30
Earnings per share - diluted	$0.34	$0.30
Return on average assets	1.16%	1.21%
Return on average shareholders’ equity	10.93%	10.02%
Efficiency ratio	63.92%	64.72%

Consolidated net income for the three months ended March 31, 2005 was $5.2 million, or $0.34 per diluted share. Net income for the three months ended March 31, 2004 was $4.2 million or $0.30 per diluted share. Return on average assets was 1.16%, compared to 1.21% for the same period of 2004. Return on average equity was 10.93%, compared to 10.02% for the same period of 2004.

Net interest income for the three months ended March 31, 2005 was $19.9 million, an increase of 28.9% over net interest income of $15.4 million in the same period of 2004. The increase in net interest income is primarily the result of the acquisition of First Financial Bancorp on December 10, 2004 and organic loan growth of 11.3% during the twelve months ended March 31, 2005.

Total non-interest income for the three months ended March 31, 2005 totaled $3.5 million, compared with $4.1 million for the same period of 2004. Excluding the gain from life insurance proceeds and recovery of an operational charge-off during the three months ended March 31, 2004, total non-interest income for the three months ended March 31, 2004 was $3.4 million. Total non-interest income increased by 5.8% over fourth quarter of 2004 non-interest income of $3.3 million. The improvement is principally the result of the acquisition of First Financial Bancorp. Total non-interest expense for the three months ended March 31, 2005 was $14.9 million, compared with $12.6 million for the same period of 2004. The increase in non-interest expense is also principally attributable to the acquisition of First Financial Bancorp.

The efficiency ratio is a measure of how effective we are at managing our non-interest expense dollars. A lower or declining ratio indicates improving efficiency. The efficiency ratio for the three months ended March 31, 2005 was 63.92%, compared to 64.72% for the same period of 2004.

Net Interest Income

Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Our balance sheet is slightly asset sensitive, and as a result, our net interest margin tends to expand in a rising interest rate environment and decline in a falling interest rate environment. The majority of our earning assets are tied to market rates, such as the prime rate, and therefore rates on our earning assets generally reprice along with a movement in market rates while interest-bearing liabilities, mainly deposits, tend to reprice more slowly and usually incorporate only a portion of the movement in market rates.

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

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans held for sale	$—	$—	0.00%	$242	$3	4.99%
Loans and leases held for investment (1) (2) (3)	1,292,276	20,766	6.52%	963,176	15,069	6.29%
Investment securities:
Taxable	209,992	2,244	4.33%	171,272	2,117	4.97%
Tax-exempt (1)	18,658	163	3.54%	12,218	132	4.35%
Federal funds sold	19,865	126	2.57%	34,362	73	0.85%
Interest-bearing deposits with other banks	125	1	3.24%	—	—	0.00%
Other earnings assets (4)	10,430	129	5.02%	7,289	95	5.24%

Total interest-earning assets	1,551,346	23,429	6.12%	1,188,559	17,489	5.92%
Non-interest-earning assets:
Cash and due from banks	70,752			65,134
Other assets	181,660			130,471

Total assets	$1,803,758			$1,384,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$256,515	217	0.34%	$190,922	163	0.34%
Money market	270,779	600	0.90%	202,912	302	0.60%
Savings	181,066	154	0.34%	130,880	114	0.35%
Time certificates of deposit	331,209	1,780	2.18%	228,627	945	1.66%

Total interest-bearing deposits	1,039,569	2,751	1.07%	753,341	1,524	0.81%
Short-term borrowings	15,691	34	0.88%	35,079	89	1.02%
Long-term debt	53,611	760	5.75%	38,146	446	4.70%

Total interest-bearing liabilities	1,108,871	3,545	1.30%	826,566	2,059	1.00%
Non-interest bearing liabilities:
Demand deposits	485,395			371,796
Other liabilities	17,652			17,959

Total liabilities	1,611,918			1,216,321
Shareholders’ equity	191,840			167,843

Total liabilities and shareholders’ equity	$1,803,758			$1,384,164

Net interest income		$19,884			$15,430

Net interest margin (5)			5.20%			5.22%

(1)	Yields on loans and leases and tax exempt securities have not been adjusted to a tax-equivalent basis because the impact is not material.
(2)	Includes average non-accrual loans and leases of $2.7 million and $2.4 million for the three months ended March 31, 2005 and 2004, respectively, are included in the yield computations.
(3)	Net loan and lease fees of $332,000 and $206,000 for the three months ended March 31, 2005 and 2004, respectively.
(4)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5)	Net interest margin is computed by dividing annualized net interest income by total average earning assets.

15

The following table shows the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004
	Net Change	Rate	Volume	Mix
	(Dollars in thousands)
Interest income:
Loans held for sale	$(3)	$(3)	$(3)	$3
Loans and leases held for investment	5,697	538	5,149	10
Investment securities available-for-sale:
Taxable	127	(271)	479	(81)
Tax-exempt	31	(24)	70	(15)
Federal funds sold	53	147	(31)	(63)
Interest-bearing deposits with other banks	1	—	—	1
Other earning assets	34	(4)	41	(3)

Total interest income	5,940	383	5,705	(148)
Interest expense:
Interest-bearing demand	54	—	56	(2)
Money market	298	151	101	46
Savings	40	(2)	44	(2)
Time certificates of deposit	835	294	424	117
Short-term borrowings	(55)	(12)	(49)	6
Long-term debt	314	99	181	34

Total interest expense	1,486	530	757	199

Net interest income	$4,454	$(147)	$4,948	$(347)

Net interest income increased 28.9%, or $4.5 million, to $19.9 million for the first quarter of 2005 from $15.4 million for the same period of 2004. Average earning assets increased to $1.551 billion for the first quarter of 2005 from $1.189 billion for the same period of 2004. Average loans and leases held for investment, net of deferred fees and costs, increased by 34.2%, or $329.1 million, to $1.292 billion for the first quarter of 2005 from $963.2 million for the same period of 2004. These increases are primarily attributable to the acquisition of First Financial Bancorp. Average core deposits (all deposit categories other than time certificates of deposit) increased 33.1%, or $297.2 million, to $1.194 billion for the first quarter of 2005 from $896.5 million for the same period of 2004. Excluding average core deposits of $202.8 million held in our First Financial Bancorp branches during the first quarter of 2005, average core deposits grew 10.5% or $94.5 million from the same period of 2004.

The net interest margin for the first quarter of 2005 was 5.20% and remained relatively unchanged from the net interest margin of 5.22% for the same period of 2004. Our net interest margin of 5.20% in the first quarter of 2005 was a significant improvement from 4.77% in the fourth quarter of 2004, primarily attributable to the increase in yields on loans and leases held for investment.

Interest income increased 34.0%, or $5.9 million, to $23.4 million for the first quarter of 2005 compared to $17.5 million for the same period of 2004. The yield on total interest-earning assets for the first quarter of 2005 was 6.12%, compared to 5.92% for the same period of 2004. This is a result of the increase in both the rate and level of average loans and leases held for investment for the first quarter of 2005 as compared to the same period of 2004. Average loans and leases, including loans held for sale, as a percentage of average earning assets were 83.3% for the first quarter of 2005 compared to 81.1% for the same period of 2004. The yield on average loans and leases increased to 6.52% for the first quarter of 2005 from 6.29% for the same period of 2004, which is a result of the rising interest rate environment. The yield on investment securities decreased by 66 basis points to 4.27% for the first quarter of 2005 from 4.93% for the same period of 2004. Between April 1, 2004 and March 31, 2005, the majority of the investment portfolio was either sold, matured, or was called as a consequence of a rising interest rate environment. The decline in the yield of the investment portfolio between 2004 and 2005 reflects the shorter duration and correspondingly lower yields associated with preparing for a rising rate environment of reinvestment activities during that time period.

Interest expense on interest-bearing deposits increased to $2.8 million in the first quarter of 2005 from $1.5 million for the same period of 2004. The increase is primarily attributable to our acquisition of First Financial Bancorp. In the first quarter of 2005, we also focused on attracting longer-duration time certificates of deposit, through new product offerings, which should help mitigate net interest margin compression over the next 12 to 24 months. Another contributing factor to the increase in interest expense was the alignment of the Bank of Orange County and Placer Sierra Bank deposit rate schedules after the merger of the two banks on July 23, 2004, which resulted in an increase in the average rate paid on money market deposits. A substantial percentage of our funding sources are non-interest bearing demand deposits which represented approximately 31.8% of average total deposits for the first quarter of 2005, a decrease from 33.0% for the same period of 2004. The decrease in the percentage of non-interest bearing demand deposits to total deposits along with higher rates paid on both time certificates of deposit and money market deposits increased our overall cost of deposits to 0.73% for the first quarter of 2005 from 0.54% for the same period of 2004. As a percentage of average total deposits, time deposits increased to 21.7% for the first quarter of 2005, up from 20.3% for the same period of 2004.

Interest expense on all interest-bearing liabilities increased to $3.5 million for the first quarter of 2005 from $2.1 million in the same period of 2004. The increase is primarily attributable to our acquisition of First Financial Bancorp. Total average interest-bearing liabilities increased 34.1%, or $282.3 million, to $1.109 billion for the first quarter of 2005 from $826.6 million for the same period of 2004. The cost of our interest-bearing liabilities increased to 1.30% for the first quarter of 2005 from 1.00% for the same period of 2004. This 30 basis point increase was the result of the higher cost of money market deposits and time certificates of deposit, as well as higher interest paid on junior subordinated deferrable interest debentures. Interest paid on junior subordinated deferrable interest debentures reprices quarterly and is tied to the 90-day LIBOR which has been steadily increasing since mid 2004.

Provision for Loan and Lease Losses

The provision for loan and lease losses in each period is a charge against earnings of the period. The provision is that amount required to maintain the allowance for loan and lease losses at a level which, in management’s judgment, is appropriate based on loan and lease losses inherent in the loan and lease portfolio.

There was no provision for loan and lease losses for the first quarter of 2005 as a result of loan recoveries exceeding loan charge-offs by $538,000. In the first quarter of 2005, we experienced loan and lease charge-offs of $184,000 and recoveries of $722,000, as compared to loan and lease charge-offs of $1.4 million and recoveries of $343,000 for the same period of 2004, when we recorded a provision for loan and lease losses of $520,000. Non-performing loans and leases as a percentage of total loans and leases held for investment were 0.24% at March 31, 2005, 0.22% at December 31, 2004, and 0.17% at March 31, 2004. The increase as of March 31, 2005 is centered in one commercial lease.

There were no other changes in loan and lease concentrations or terms during the periods indicated which significantly affected the provision or allowance for loan and lease losses.

Non-Interest Income

The following table summarizes non-interest income by category for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Service charges and fees on deposit accounts	$1,725	$1,565
Referral and other loan-related fees	518	621
Loan servicing income	133	93
Gain on sale of loans, net	—	70
Revenues from sales of non-deposit investment products	191	218
Gain on sale of investment securities, net	—	206
Increase in cash surrender value of life insurance	414	319
Other	482	959

Total non-interest income	$3,463	$4,051

Total non-interest income decreased by 14.5%, or $588,000, to $3.5 million for the first quarter of 2005, as compared to $4.1 million for the same period of 2004.

Service charges on deposit accounts increased by 10.2%, or $160,000, to $1.7 million for the first quarter of 2005, as compared to $1.6 million for the same period of 2004 reflecting the additional deposits acquired from First Financial Bancorp in the fourth quarter of 2004. Service charges on commercial demand deposit accounts continued to be challenged by an increase in earnings credits on business accounts associated with an increase in short-term interest rates during the quarter that are the basis for credits against such service charges. Referral and other loan-related fees decreased by 16.6%, or $103,000, as a result of this product pipeline taking longer to build than in prior years. The cash surrender value of life insurance increased by 29.8%, or $95,000, to $414,000 for the first quarter of 2005 as compared to $319,000 for the same period in 2004. This increase reflects the additional life insurance acquired in conjunction with the acquisition of First Financial Bancorp.

Other non-interest income decreased by 49.7%, or $477,000, to $482,000 for the first quarter of 2005, as compared to $959,000 for the same period in 2004 largely due to a gain of $397,000 from life insurance proceeds and a $275,000 recovery of an operational charge-off in the first quarter of 2004. Other non-interest income in the first quarter of 2005 includes a $63,000 reimbursement of prior year expenses incurred in connection with estimated environmental remediation costs associated with an unimproved piece of property acquired in the 1999 purchase of Placer Sierra Bank. Excluding these one-time transactions, non-interest income for the first quarters of 2005 and 2004 would have each totaled $3.4 million.

Non-Interest Expense

The following table summarizes non-interest expense by category for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$7,598	$6,428
Occupancy and equipment	2,050	1,687
Data and item processing	1,381	1,195
Amortization of core deposit intangible and favorable lease rights	649	487
Communication and postage	633	438
Professional fees	586	547
Administration	530	486
Loan-related costs	237	(3)
Advertising and business development	286	266
Stationery and supplies	354	218
Other	620	860

Total non-interest expense	$14,924	$12,609

Non-interest expense increased by 18.4%, or $2.3 million, to $14.9 million for the first quarter of 2005, as compared to $12.6 million for the same period of 2004. This increase of $2.3 million in the first quarter of 2005 is primarily attributable to the expanded operation resulting from our acquisition of First Financial Bancorp in the fourth quarter of 2004.

Salaries and employee benefits expense increased by 18.2%, or $1.2 million, to $7.6 million for the first quarter of 2005, as compared to $6.4 million for the same period of 2004 due to an increase in personnel associated with our increased size, complexity, revenue growth goals and an increase in the cost of employee benefits and insurance. Occupancy and equipment, data and item processing, amortization of core deposit intangible, communications and postage and stationery and supplies all increased from the first quarter of 2004 from the integration of additional branches we acquired from First Financial Bancorp.

Other non-interest expense decreased by 27.9%, or $240,000, to $620,000 for the first quarter of 2005, as compared to $860,000 for the same period of 2004. The 2004 first quarter expense includes the accrual of a $450,000 contingency reserve in connection with estimated environmental remediation costs associated with an unimproved piece of property acquired in the 1999 purchase of Placer Sierra Bank. This accrual was subsequently reversed prior to year-end 2004. Excluding this transaction, other non-interest expense increased by 51.2%, or $210,000, to $620,000 as a result of an increase in third party payments to business customers, as well as an increase in staff travel and recruiting efforts, all of which are the result of our First Financial Bancorp acquisition and our increased size.

Provision for Income Taxes

Our statutory income tax rate is approximately 41.2%, representing a blend of the statutory Federal income tax rate of 34.0% and the California income tax rate of 10.8%. Due to the nontaxable nature of income from municipal securities and bank owned life insurance, our actual effective income tax rate was 38.6% and 34.2% for the three months ended March 31, 2005 and 2004.

Financial Condition

Our total assets at March 31, 2005 were $1.832 billion compared to $1.779 billion at December 31, 2004. Our earning assets at March 31, 2005 totaled $1.593 billion compared to $1.555 billion at December 31, 2004. Total deposits at March 31, 2005 and December 31, 2004 were $1.555 billion and $1.500 billion, respectively.

Loans and Leases Held for Investment

The following table presents the balance of each major category of loans and leases held for investment at the end of each of the periods indicated:

	March 31, 2005		December 31, 2004
	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands)
Loans and leases held for investment:
Real estate - mortgage	$901,956	69.5%	$892,136	68.8%
Real estate - construction	191,834	14.8	184,317	14.2
Commercial	155,478	12.0	167,035	12.9
Agricultural	14,539	1.1	17,423	1.3
Consumer	9,961	0.8	11,110	0.9
Leases receivable and other	22,784	1.8	24,575	1.9

Total gross loans and leases held for investment	1,296,552	100.0%	1,296,596	100.0%

Less: allowance for loan and lease losses	(16,738)		(16,200)
Deferred loan and lease fees, net	(2,233)		(2,332)

Total net loans and leases held for investment	$1,277,581		$1,278,064

Gross loans and leases held for investment remained unchanged at $1.297 billion at March 31, 2005 and December 31, 2004. We experienced increases of $9.8 million and $7.5 million in mortgages and construction loans, respectively, off-set by decreases of $11.6 million, $2.9 million and $1.1 million in commercial, agricultural, and consumer loans, respectively. Leases receivable and other loans also decreased by $1.8 million. While we recorded $128.3 million of new loan commitments during the first quarter of 2005, we also experienced an unusually large amount of loan prepayments of $73.9 million. We typically experience slower loan growth during the first quarter of each year. Excluding the impact of First Financial Bancorp’s loan portfolio, our gross loans and leases grew 11.3%, or $109.5 million, for the twelve months ended March 31, 2005.

Our loan portfolio is heavily real estate weighted. Management believes that undue risk does not reside within this concentration as our credit policies and procedures provide adequate controls for managing risk within this concentration. The category of real estate-mortgage at March 31, 2005 was comprised 71.0% of commercial real estate mortgages and 29.0% of loans secured by 1-4 family mortgages.

Our commercial real estate mortgages have a number of lower risk underwriting criteria that include requirements of cash flow coverage ratios of greater than 120% and cash flow coverage ratios on variable rate loans that are tested with an upward shock of 200 basis points to its variable rate profile. Our commercial real estate mortgage portfolio has a weighted average portfolio loan to value at origination of less than 70%. Approximately 50% of our commercial real estate mortgages are variable rate.

The credit characteristic of our 1-4 family loan portfolio is representative of our relationship-based approach to lending in this category. At March 31, 2005, our 1-4 family portfolio is split between 1-4 family first trust deed mortgages, representing 57% of the total, and home equity lines of credit, representing 43% of the total. Our portfolio of 1-4 family mortgage first trust deed loans and home equity lines of credit have a weighted average loan to value at origination of less than 70%. Our first trust deed loans are generally fixed rate, and our home equity lines of credit are all variable rate that adjust with prime.

Approximately 40% of our construction loan portfolio at March 31, 2005 consists of loans to owner occupants building 1-4 family residences. The balance of this portfolio consists of residential and commercial loans for a variety of property types to owner occupants, investors and developers. Our underwriting guidelines for construction loans set minimum borrower equity and pre-leasing requirements for commercial projects and generally limit the number of units ahead of sales for residential projects.

Non-Performing Assets

Generally, loans and leases are placed on non-accrual status when they become 90 days or more past due or at such earlier time as management determines timely recognition of interest to be in doubt. Accrual of interest is discontinued on a loan or lease when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful. The following table summarizes the loans and leases for which the accrual of interest has been discontinued and loans and leases more than 90 days past due and still accruing interest, including those loans and leases that have been restructured, and other real estate owned, which we refer to as OREO:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Non-accrual loans and leases, not restructured	$3,046	$2,899
Accruing loans and leases past due 90 days or more	—	—
Restructured loans and leases	—	—

Total non-performing loans (NPLs)	3,046	2,899
OREO	657	657

Total non-performing assets (NPAs)	$3,703	$3,556

Selected ratios:
NPLs to total loans and leases held for investment	0.24%	0.22%
NPAs to total assets	0.20%	0.20%

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

The following table presents the changes in our allowance for loan and lease losses for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$16,200	$13,343
Charge-offs:
Real estate - mortgage	40	—
Real estate – construction	—	—
Commercial	89	1,392
Agricultural	—	—
Consumer	55	9
Leases receivable and other	—	—

Total	184	1,401

Recoveries:
Real estate - mortgage	74	38
Real estate – construction	—	—
Commercial	635	290
Agricultural	—	—
Consumer	3	4
Leases receivable and other	10	11

Total	722	343

Net loan and lease (recoveries) charge-offs	(538)	1,058

Provision for the allowance for loan and lease losses	—	520

Balance at end of period	$16,738	$12,805

Loans and leases held for investment	$1,294,319	$968,581

Average loans and leases held for investment	$1,292,276	$963,176

Non-performing loans and leases	$3,046	$1,625

Selected ratios:
Net (recoveries) charge-offs to average loans and leases held for investment	(0.17)%	0.44%
Provision for the allowance for loan and lease losses to average loans and leases held for investment	0.00%	0.22%
Allowance for loan and lease losses to loans and leases held for investment at end of period	1.29%	1.32%
Allowance for loan and lease losses to non-performing loans and leases at end of period	549.51%	788.00%

Investment Securities Available for Sale

The carrying value of our investment securities available for sale at March 31, 2005 totaled $220.5 million, a decline of $29.4 million, or 11.8%, from year-end 2004. The decline resulted from the maturity of $27.0 million of U.S. Treasury securities. Our portfolio of investment securities consists primarily of U.S. Government agency securities and obligations of states and political subdivisions.

We manage our investment portfolio principally to provide liquidity and balance our overall interest rate risk. To a lesser extent, we manage our investment portfolio to provide earnings with a view to minimizing credit risk.

The carrying value of our portfolio of investment securities at March 31, 2005 and December 31, 2004 was as follows:

	Estimated Market Value
	March 31, 2005	December 31, 2004
	(Dollars in thousands)
U.S. Treasury securities	$1,981	$26,986
U.S. Government agencies	195,107	198,732
Obligations of states and political subdivisions	18,190	18,783
Other securities	5,256	5,415

Total available-for-sale investment securities	$220,534	$249,916

Deposits

The following table presents the balance of each major category of deposits at the dates indicated:

	At March 31, 2005		At December 31, 2004
	Amount	% of Deposits	Amount	% of Deposits
	(Dollars in thousands)
Non-interest bearing deposits	$491,667	31.6%	$485,193	32.3%
Interest-bearing deposits:
Interest-bearing demand	246,475	15.9	256,650	17.1
Money market	281,347	18.1	262,957	17.5
Savings	178,953	11.5	179,578	12.0
Time, under $100	193,325	12.4	176,026	11.8
Time, $100 or more	163,043	10.5	139,655	9.3

Total-interest bearing deposits	1,063,143	68.4	1,014,866	67.7

Total deposits	$1,554,810	100.0%	$1,500,059	100.0%

Non-interest bearing deposits increased 1.3%, or $6.5 million, to $491.7 million and total deposits increased 3.6%, or $54.8 million, to $1.555 billion as of March 31, 2005 from December 31, 2004. On an annualized basis, deposits grew by 14.8% during the first quarter of 2005. The growth primarily occurred in money market deposits and time certificates of deposits, which reflects the company’s focus on attracting longer-duration deposits. The increase in time deposits is attributable to a successful deposit initiative in the first quarter of 2005 that offered customers both a favorable interest rate and interest rate flexibility. Depending on the maturity period selected, the new “Advantage Certificate of Deposit” gives customers the option to re-set their interest rate one or two times prior to maturity.

Short-Term Borrowings

We enter into sales of securities under agreements to repurchase which are short term in nature. Short-term borrowings decreased 10.6%, or $1.7 million, to $14.5 million as of March 31, 2005 from December 31, 2004.

Junior Subordinated Deferrable Interest Debentures

We own the common stock of four business trusts that have issued an aggregate of $52.0 million in trust preferred securities fully and unconditionally guaranteed by us. The entire proceeds of each respective issuance of trust preferred securities were invested by the separate business trusts into junior subordinated deferrable interest debentures issued by us, with identical maturity, repricing and payment terms as the respective issuance of trust preferred securities. The aggregate amount of junior subordinated debentures issued by us is $53.6 million, with the maturity dates for the respective debentures ranging from 2031 through 2034. We may redeem the respective junior subordinated deferrable interest debentures earlier than the maturity date, with certain of the debentures being redeemable beginning in 2006 and others being redeemable beginning in 2007 and 2009. For more information about the trust preferred securities and the debentures see Note 11 to our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

The regulatory capital guidelines as well as the actual capital ratios for Placer Sierra Bank and us as of March 31, 2005 are as follows:

Leverage Ratio
Placer Sierra Bancshares and Subsidiaries	8.1%
Minimum regulatory requirement	4.0%

Placer Sierra Bank	7.6%
Minimum requirement for “Well-Capitalized” institution	5.0%
Minimum regulatory requirement	4.0%

Tier 1 Risk-Based Capital Ratio
Placer Sierra Bancshares and Subsidiaries	9.8%
Minimum regulatory requirement	4.0%

Placer Sierra Bank	9.2%
Minimum requirement for “Well-Capitalized” institution	6.0%
Minimum regulatory requirement	4.0%

Total Risk-Based Capital Ratio
Placer Sierra Bancshares and Subsidiaries	11.0%
Minimum regulatory requirement	8.0%

Placer Sierra Bank	10.4%
Minimum requirement for “Well-Capitalized” institution	10.0%
Minimum regulatory requirement	8.0%

As of March 31, 2005, we exceeded each of the minimum capital requirements and the bank exceeded the amounts to be deemed “well capitalized.” We own the common stock of four trusts that have issued $52 million of trust preferred securities. These securities are currently included in our Tier 1 capital for purposes of determining our Tier 1 and total risk-based capital ratios. Effective March 31, 2009, we will be required to use a more restrictive formula to determine the amount of trust preferred securities that may be included in regulatory Tier 1 capital. At that time, we will be allowed to include in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally is defined as shareholders’ equity, less goodwill and any related deferred income tax liability. The regulations currently in effect only limit the amount of trust preferred securities that may be included in Tier 1 capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier 1 capital ratios would remain above the regulatory minimum had the modification of the capital regulations been in effect at March 31, 2005. We expect that our Tier 1 capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied. For more information about the proposed regulations see our Annual Report on Form 10-K for the year ended December 31, 2004 “Item 1. BUSINESS. Supervision and Regulation.”

Liquidity

Management believes that the level of liquid assets is sufficient to meet our current and presently anticipated funding needs on a consolidated basis.

Placer Sierra Bancshares

On a stand-alone basis, we rely on dividends from the bank as our main source of liquidity.

Placer Sierra Bank

The bank relies on deposits as the principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Management attempts to maintain a loan-to-deposit ratio (total loans held for sale plus total loans and leases held for investment to total deposits) below 90% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold, investment securities not pledged as collateral less funds purchased from the Federal Home Loan Bank of San Francisco expressed as a percentage of total deposits) above 15%. The loan-to-deposit ratio was 83.1% at March 31, 2005 and 86.1% at December 31, 2004. The liquidity ratio was 18.1% as of March 31, 2005 and 15.6% at December 31, 2004.

Our deposits tend to be cyclical, with slower growth at the beginning of each year and increasing over the balance of the year. In addition, while occasional fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity, we have not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

Based upon our existing business plan, management believes that the level of liquid assets is sufficient to meet the bank’s current and presently anticipated funding needs. Liquid assets of the bank represented approximately 15.3% of total assets at March 31, 2005 and 13.1% at December 31, 2004. If the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of Federal funds, sales of securities under agreements to repurchase, sales of loans, discount window borrowings from the Federal Reserve Bank and $86.4 million under a line of credit with the Federal Home Loan Bank of San Francisco at March 31, 2005, could be employed to meet those current and presently anticipated funding needs.

Our liquidity may be impacted negatively, however, by several other factors, including expenses associated with unforeseen or pending litigation.

Qualitative and Quantitative Disclosure About Market Risk

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

Market risk sensitive instruments are generally defined as derivatives and other financial instruments. At March 31, 2005 and December 31, 2004, we had not used any derivatives to alter our interest rate risk profile. The Company’s financial instruments include loans receivable, Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank stock, investment securities, bank-owned life insurance, deposits, short term borrowings, and junior subordinated deferrable interest debentures. At March 31, 2005, our interest-sensitive assets totaled approximately $1.593 billion while interest-sensitive liabilities totaled approximately $1.131 billion. At December 31, 2004, we had approximately $1.555 billion in interest-sensitive assets and approximately $1.085 billion in interest-sensitive liabilities.

The yield on interest-sensitive assets and the cost of interest-sensitive liabilities for the three months ended March 31, 2005 was 6.12% and 1.30%, respectively, compared to 5.92% and 1.00%, respectively, for the three months ended March 31, 2004. The increase in the yield on interest-sensitive assets is the result of the rising interest rate environment with yields on loans and leases held for investment and federal funds sold increasing. The increase in the cost of our interest sensitive liabilities is the result of higher rates paid on money market deposits and time certificates of deposit, as well as higher interest paid on junior subordinated deferrable interest debentures. The Company believes the focus on longer-duration time deposits will help mitigate the risk of net interest margin compression over the next 12 to 24 months.

Our interest sensitive assets and interest sensitive liabilities had estimated fair values of $1.607 billion and $1.061 billion, respectively, at March 31, 2005. At December 31, 2004, those amounts were $1.563 billion and $1.023 billion, respectively.

We evaluated the results of our net interest income simulation and market value of equity model prepared as of March 31, 2005 for interest rate risk management purposes. Overall, the model results indicate that our interest rate risk sensitivity is within limits set by the our Board of Directors and our balance sheet is slightly asset sensitive. An asset sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase and during a falling interest rate environment, our net interest margin would decrease.

Net Interest Income Simulation

In order to measure interest rate risk, we use a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and a net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (embedded options), and accordingly the simulation model uses national indexes to estimate these prepayments and reinvest their proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

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

As of March 31, 2005, the following table presents forecasted net interest income and net interest margin using a base market rate and the estimated change to the base scenario given an immediate and sustained upward and downward movement in interest rates of 100 basis points and 200 basis points:

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base	Net Interest Margin Percent	Net Interest Margin Change (in basis points)
	(Dollars in thousands)
Up 200 basis points	$81,041	3.29%	5.09%	17
Up 100 basis points	$80,074	2.05%	5.03%	11
BASE CASE	$78,462	0.00%	4.92%	—
Down 100 basis points	$74,413	(5.16)%	4.67%	(25)
Down 200 basis points	$70,321	(10.38)%	4.41%	(51)

Our simulation results as of March 31, 2005 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates of 200 basis points would result in a 3.29% increase in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates of 200 basis points would result in a 10.38% decrease in net interest income over the next 12 months. The simulation results indicate that a 100 basis point upward shift in interest rates would result in a 11 basis point increase in our net interest margin, assuming all other variables remained unchanged. Conversely, a 100 basis point decline in interest rates would cause a 25 basis point decrease in our net interest margin.

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

	At March 31, 2005 Amounts Maturing or Re-pricing in
	3 months or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non- Sensitive	Total
	(Dollars in thousands)
ASSETS
Cash and due from banks	$—	$—	$—	$—	$51,899	$51,899
Federal funds sold	68,061	—	—	—	—	68,061
Investment securities	15,686	2,248	125,037	87,993	—	230,964
Loans, net of deferred fees and costs	544,043	75,534	200,052	474,690	—	1,294,319
Other assets	—	—	—	—	186,794	186,794

Total assets	$627,790	$77,782	$325,089	$562,683	$238,693	$1,832,037

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$—	$—	$—	$—	$491,667	$491,667
Savings, money market, NOW accounts	706,775	—	—	—	—	706,775
Time deposits	100,712	198,878	56,778	—	—	356,368
Short term debt	14,547	—	—	—	—	14,547
Long term debt	53,611	—	—	—	—	53,611
Other liabilities	—	—	—	—	16,078	16,078
Shareholders’ equity	—	—	—	—	192,991	192,991

Total liabilities and shareholders’ equity	$875,645	$198,878	$56,778	$—	$700,736	$1,832,037

Period gap	$(247,855)	$(121,096)	$268,311	$562,683	$(462,043)
Cumulative interest rate-sensitive assets	$627,790	$705,572	$1,030,661	$1,593,344
Cumulative interest rate-sensitive liabilities	$875,645	$1,074,523	$1,131,301	$1,131,301
Cumulative gap	$(247,855)	$(368,951)	$(100,640)	$462,043
Cumulative gap as a percent of:
Total assets	(13.5)%	(20.1)%	(5.5)%	25.2%
Interest earning assets	(15.6)%	(23.2)%	(6.3)%	29.0%

The preceding table indicates that as of March 31, 2005, we had a negative one year cumulative gap of $369.0 million, or 20.1% of total assets. This one year gap of a negative $369.0 million means more liabilities than assets would re-price if there were a change in interest rates over the next year. This gap position suggests that if interest rates were to increase, our net interest margin would most likely decrease. However, because in total there are more rate sensitive assets than liabilities and deposit liabilities tend to re-price more slowly and because asset and liability rates do not adjust on a one-to-one relationship, more sophisticated modeling indicates that our net interest margin would increase if interest rates were to rise.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Please see the section above titled “Quantitative and Qualitative Disclosure About Market Risk” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption “Quantitative and Qualitative Disclosure About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2004. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 of this report regarding such forward-looking information.

ITEM 4. Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, as of the quarter ended March 31, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

During the quarter ended March 31, 2005, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of our business, we are party to various other legal actions, which we believe are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these legal actions to which we are currently a party cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s opinion based on a variety of factors, including the uncertainties involved in the proof of legal and factual matters in legal proceedings.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our shareholders, through the solicitation of proxies or otherwise, during the first quarter ended March 31, 2005.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)	Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLACER SIERRA BANCSHARES

Date: May 11, 2005	/s/ David E. Hooston
David E. Hooston Chief Financial Officer