Form 10-Q
period 2005-06-30
PLACER SIERRA BANCSHARES
filed 2005-08-12
CIK 1279410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 8, 2005 there were 14,956,529 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1. Unaudited Consolidated Financial Statements

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	June 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$59,729	$39,255
Federal funds sold	43,623	361

Cash and cash equivalents	103,352	39,616

Interest bearing deposits with other banks	127	125
Investment securities available-for-sale	233,648	249,916
Federal Reserve Bank and Federal Home Loan Bank stock	14,225	10,430
Loans and leases held for investment, net of allowance for loan and lease losses of $16,475 at June 30, 2005 and $16,200 at December 31, 2004	1,309,387	1,278,064
Premises and equipment, net	27,744	27,645
Cash surrender value of life insurance	43,513	42,390
Other real estate	—	657
Goodwill	101,205	101,329
Other intangible assets	12,874	14,172
Other assets	15,645	14,641

Total assets	$1,861,720	$1,778,985

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$501,492	$485,193
Interest bearing	1,081,687	1,014,866

Total deposits	1,583,179	1,500,059
Short-term borrowings	13,448	16,265
Accrued interest payable and other liabilities	11,858	17,409
Junior subordinated deferrable interest debentures	53,611	53,611

Total liabilities	1,662,096	1,587,344

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 25,000,000 shares authorized; none issued or outstanding at June 30, 2005 or December 31, 2004	—	—
Common stock, no par value, 100,000,000 shares authorized, 14,927,789 and 14,877,056 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	158,615	157,834
Retained earnings	41,017	33,323
Accumulated other comprehensive (loss) income	(8)	484

Total shareholders’ equity	199,624	191,641

Total liabilities and shareholders’ equity	$1,861,720	$1,778,985

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans and leases held for investment	$21,718	$14,930	$42,484	$29,999
Interest on loans held for sale	—	—	—	3
Interest on deposits with other banks	1	—	2	—
Interest and dividends on investment securities:
Taxable	2,580	1,790	4,953	4,002
Tax-exempt	187	132	350	264
Interest on federal funds sold	228	125	354	198

Total interest income	24,714	16,977	48,143	34,466

Interest expense:
Interest on deposits	3,346	1,616	6,097	3,139
Interest on short-term borrowings	25	28	59	117
Interest on junior subordinated deferrable interest debentures	836	445	1,596	892

Total interest expense	4,207	2,089	7,752	4,148

Net interest income	20,507	14,888	40,391	30,318
Provision for the allowance for loan and lease losses	—	40	—	560

Net interest income after provision for the allowance for loan and lease losses	20,507	14,848	40,391	29,758

Non-interest income:
Service charges and fees on deposit accounts	2,006	1,614	3,731	3,179
Referral and other loan-related fees	1,018	703	1,536	1,324
Loan servicing income	105	78	238	171
Gain on sale of loans, net	—	106	—	176
Revenues from sales of non-deposit investment products	175	154	366	372
Loss on sale of investment securities available-for- sale, net	(55)	(3,542)	(55)	(3,336)
Increase in cash surrender value of life insurance	430	308	844	627
Other	425	706	907	1,665

Total non-interest income	4,104	127	7,567	4,178

Non-interest expense:
Salaries and employee benefits	7,400	6,236	14,998	12,664
Occupancy and equipment	1,941	1,735	3,991	3,422
Merger	—	2,142	—	2,142
Other	5,193	4,091	10,469	8,585

Total non-interest expense	14,534	14,204	29,458	26,813

Income before provision for income taxes	10,077	771	18,500	7,123
Provision for income taxes	3,976	300	7,229	2,472

Net income	$6,101	$471	$11,271	$4,651

Earnings per share:
Basic	$0.41	$0.03	$0.76	$0.34
Diluted	$0.40	$0.03	$0.74	$0.33

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN

SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Six Months Ended June 30, 2005
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2004	14,877,056	$157,834	$33,323	$484	$191,641
Comprehensive income:
Net income			11,271		11,271
Net change in unrealized gain on investment securities available-for-sale, net of tax				(492)	(492)

Total comprehensive income					10,779

Stock options exercised, including tax benefit	50,733	781			781
Dividend declared ($0.24 per share)			(3,577)		(3,577)

Balance, June 30, 2005	14,927,789	$158,615	$41,017	$(8)	$199,624

	Six Months Ended June 30, 2004
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2003	13,683,493	$142,777	$21,049	$1,068	$164,894
Comprehensive income:
Net income			4,651		4,651
Net change in unrealized gain on investment securities available- for-sale, net of tax				(1,075)	(1,075)

Total comprehensive income					3,576

Stock options exercised, including tax benefit	144,405	1,206			1,206
Stock issued in connection with acquisition of minority interest		92			92
Repurchase of shares of dissenting minority shareholder	(1,746)	(32)			(32)
Stock-based compensation		38			38

Balance, June 30, 2004	13,826,152	$144,081	$25,700	$(7)	$169,774

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$11,271	$4,651
Adjustments to reconcile net income to net cash provided by operations:
Provision for the allowance for loan and lease losses	—	560
(Accretion) amortization of investment security discounts/premiums, net	(73)	105
Amortization of other intangible assets	1,298	973
(Decrease) increase in deferred loan fees, net	(160)	517
Depreciation and amortization	1,570	1,500
Dividends received on FHLB and FRB stock	(285)	(43)
Stock-based compensation	—	38
Loss on sale of investment securities available-for-sale, net	55	3,336
Gain on sale of loans held for sale, net	—	(174)
Fundings of loans held for sale	—	(4,608)
Proceeds from sale of loans held for sale	—	4,668
Loss on disposal of premises and equipment	—	17
Gain from life insurance proceeds	—	(397)
Loss on sale of other real estate	22	—
Deferred income taxes	(535)	32
Increase in cash surrender value of life insurance	(843)	(627)
Net decrease in accrued interest receivable and other assets	660	931
Net decrease in accrued interest payable and other liabilities	(5,287)	(536)

Net cash provided by operating activities	7,693	10,943

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(31,974)	(120,870)
Proceeds from the sale of investment securities available-for-sale	20,281	157,746
Proceeds from calls and maturities of investment securities available-for-sale	27,000	51,000
Proceeds from principal repayments of investment securities available-for-sale	148	60
Purchase of FHLB and FRB stock	(3,707)	(1,965)
Deposit on single premium cash surrender value life insurance	(311)	(306)
Proceeds from cash surrender value life insurance	—	758
Net increase in loans and leases held for investment	(32,445)	(53,140)
Proceeds from recoveries of charged-off loans	1,325	680
Purchases of premises and equipment	(1,669)	(484)
Proceeds from sale of premises and equipment	—	9
Proceeds from sale of other real estate	635	—
Net increase in interest bearing deposits with other banks	(2)	—

Net cash (used in) provided by investing activities	(20,719)	33,488

Cash flows from financing activities:
Net increase in demand, interest bearing and savings deposits	32,713	33,233
Net increase in time deposits	50,407	29,710
Net decrease in short-term borrowings	(2,817)	(26,799)
Dividends paid	(4,322)	—
Exercise of stock options	781	1,206
Repurchase of shares of dissenting minority shareholder	—	(32)

Net cash provided by financing activities	76,762	37,318

Net increase in cash and cash equivalents	63,736	81,749
Cash and cash equivalents, beginning of period	39,616	88,505

Cash and cash equivalents, end of period	$103,352	$170,254

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2005 and 2004

NOTE 1—BASIS OF PRESENTATION

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Placer Sierra Bancshares (the Company) and the consolidated accounts of its wholly-owned subsidiary, Placer Sierra Bank (PSB). All significant intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. The financial statements reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

Management has determined that since all of the banking products and services offered by the Company are available in each branch of the bank, all branches are located within the state of California and management does not allocate resources based on the performance of different transaction activities, it is appropriate to aggregate the bank branches and report them as a single operating segment. No single customer accounts for more than 10% of the revenues of the Company or PSB.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computation is as follows (dollars in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Basic
Net income	$6,101	$471	$11,271	$4,651
Weighted average shares outstanding	14,914,983	13,768,719	14,901,431	13,741,402
Earnings per share - basic	$0.41	$0.03	$0.76	$0.34

Diluted
Net income	$6,101	$471	$11,271	$4,651
Weighted average shares outstanding	15,209,930	13,980,841	15,206,857	13,911,810
Earnings per share - diluted	$0.40	$0.03	$0.74	$0.33

For the three and six months ended June 30, 2005, 169,500 shares and for the three and six months ended June 30, 2004, 5,000 shares of common stock issuable under stock option agreements were not included in the computation of diluted earnings per share because the exercise price was equal to or greater than the stock’s average market price and their effect would be antidilutive.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$6,101	$471	$11,271	$4,651
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	38	—	38
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(122)	(38)	(216)	(38)

Pro forma net income	$5,979	$471	$11,055	$4,651

Basic earnings per share – as reported	$0.41	$0.03	$0.76	$0.34
Diluted earnings per share – as reported	$0.40	$0.03	$0.74	$0.33
Basic earnings per share – pro forma	$0.40	$0.03	$0.74	$0.34
Diluted earnings per share – pro forma	$0.39	$0.03	$0.73	$0.33

The fair value of the options granted during the three and six months ended June 30, 2005 and 2004 are noted below and were based on an option-pricing model with the following assumptions and prices:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Dividend yield	1.50%	n/a	1.50%	n/a
Expected volatility	25.00%	n/a	25.00%	n/a
Risk-free interest rate	3.83%	3.38%	3.88%	3.38
Expected option life	5 years	5 years	5 years	5 years
Weighted average fair value of options granted during the period	$6.50	$0.03	$6.33	$0.03

A summary of the activity in the Placer Sierra Bancshares 2002 Amended and Restated Stock Option Plan is as follows:

	For the Six Months Ended June 30,
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	591,031	$12.40	803,271	$9.00

Options granted	216,500	$25.40	7,500	$15.00
Options exercised	(18,248)	$9.00	(65,033)	$9.00
Options canceled	(20,243)	$14.85	(16,675)	$9.00

Options outstanding, end of period	769,040	$16.08	729,063	$9.06

Options exercisable, end of period	337,987	$9.70	522,148	$9.00

A summary of the activity in the Southland Capital Co. 2002 Stock Option Plan is as follows:

	For the Six Months Ended June 30,
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	308,976	$7.82	663,114	$7.82
Options granted	—	$—	31,260	$7.82
Options exercised	(25,900)	$7.82	(73,050)	$7.82
Options canceled	(4,395)	$7.82	(13,538)	$7.82

Options outstanding, end of period	278,681	$7.82	607,786	$7.82

Options exercisable, end of period	234,348	$7.82	434,319	$7.82

In addition to the above plans, during 2002 stock options for 47,897 shares were granted to past directors and a former executive officer of PSB. No additional options have subsequently been granted outside the above plans. During the six months ended June 30, 2005, 6,585 options were exercised and none canceled. During the six months ended June 30, 2004, 6,327 options were exercised and 4,971 were canceled. At June 30, 2005, a total of 12,336 options were outstanding related to these grants with a weighted average remaining life of 0.01 years and a weighted average exercise price of $8.54. At June 30, 2005 and 2004, a total of 12,336 and 18,921 options were exercisable, respectively.

NOTE 4—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the ordinary course of our business, the Company is party to various legal actions, which the Company believes are incidental to the operation of its business. Although the ultimate outcome and amount of liability, if any, with respect to these legal actions to which the Company is currently a party cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to management, any resulting liability is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Bank of Orange County v. Azar, filed on November 18, 2003, is currently pending in the Superior court of the State of California in Orange County. On June 23, 2005, we received a notice of entry of judgment and satisfaction of judgment with respect to this matter. The litigation relates to a number of Cerritos Valley Bank shareholders who exercised their statutory right pursuant to Chapter 13 of the California Corporations Code to dissent from the 2002 merger of Cerritos Valley Bank with and into Bank of Orange County. Bank of Orange County is currently a division of Placer Sierra Bank. Rather than accept the merger consideration of $9.79 per share of common stock paid to Cerritos Valley Bank shareholders who did not dissent from the merger, the dissenting shareholders claimed that the fair market value of their shares of common stock was $25.76 per share. Prior to consummation of the merger, Bank of Orange County deposited the sum of approximately $3.8 million with the exchange agent for the merger, representing $9.79 per share multiplied by the number of shares held by dissenting shareholders.

In January 2004, Bank of Orange County and the dissenting shareholders entered into a settlement agreement, which provided that the fair market value of the shares would be determined by an appraisal process. Under the terms of the agreement, each party’s appraiser valued the shares. After conducting the appraisal, each appraiser reached a different dollar amount. Because the difference between the two amounts exceeded a specified range, the settlement agreement provided that a third appraiser be selected by the two other appraisers, to determine the fair market value of the Cerritos Valley Bank common stock. The third appraiser determined that the fair market value of the shares held by the dissenting shareholders was $5.95. Based on the $5.95 valuation, the bank paid the dissenting shareholders approximately $2.2 million. On June 20, 2005, the Superior Court of the State of California in Orange County entered judgment stating that the amount the Bank paid to the dissenting shareholders represented full satisfaction of both the settlement agreement and all amounts owed by Bank of Orange County pursuant to Chapter 13 of the California Corporations Code.

The defendants have until August 19, 2005 to appeal the judgment. If the judgment is not appealed, then the bank will receive the remaining funds held by the exchange agent totaling approximately $1.6 million. If the judgment is appealed, Bank of Orange County intends to continue to vigorously defend against this action.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	June 30, 2005	December 31, 2004
Commitments to extend credit	$430,643	$373,935
Standby letters of credit	$5,946	$5,706

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

Standby letters of credit are conditional commitments issued by PSB to guarantee the performance of a customer to a third party. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant as of June 30, 2005 or December 31, 2004. The Company recognizes these fees as revenue over the term of the commitment, or when the commitment is used. Standby letters of credit are generally issued for one year or less and secured by certificates of deposit or are issued as sub-features under existing revolving credit commitments.

NOTE 5—COMPREHENSIVE INCOME

Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive income (loss). Total comprehensive income (loss) and the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2005 and 2004 are presented net of taxes in the consolidated statement of changes in shareholders’ equity and comprehensive income. Total comprehensive income (loss) for the three months ended June 30, 2005 and 2004 totaled $7.9 million and $(578,000), respectively.

The components of other comprehensive income (loss) are as follows (dollars in thousands):

	Before Tax	Tax Benefit (Expense)	After Tax
For the Three Months Ended June 30, 2005
Other comprehensive income:
Unrealized holding gains	$3,050	$(1,258)	$1,792
Less: reclassification adjustment for net losses included in net income	(55)	23	(32)

Total other comprehensive income	$3,105	$(1,281)	$1,824

For the Three Months Ended June 30, 2004
Other comprehensive loss:
Unrealized holding losses	$(5,320)	$2,181	$(3,139)
Less: reclassification adjustment for net losses included in net income	(3,542)	1,452	(2,090)

Total other comprehensive loss	$(1,778)	$729	$(1,049)

For the Six Months Ended June 30, 2005
Other comprehensive loss:
Unrealized holding losses	$(886)	$362	$(524)
Less: reclassification adjustment for net losses included in net income	(55)	23	(32)

Total other comprehensive loss	$(831)	$339	$(492)

For the Six Months Ended June 30, 2004
Other comprehensive loss:
Unrealized holding losses	$(5,158)	$2,115	$(3,043)
Less: reclassification adjustment for net losses included in net income	(3,336)	1,368	(1,968)

Total other comprehensive loss	$(1,822)	$747	$(1,075)

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

As of December 31, 2004 and June 30, 2005, we owned 100% of Placer Sierra Bank and also owned 100% of the common stock of Placer Statutory Trust II, Placer Statutory Trust III, Southland Statutory Trust I and First Financial Bancorp Trust I. The trusts were formed for the exclusive purpose of issuing and selling trust preferred securities.

As of June 30, 2004, we owned 100% of two banking subsidiaries, Placer Sierra Bank and Bank of Orange County, and 100% of the common stock of Placer Statutory Trust II and Southland Statutory Trust I. In July 2004, Bank of Orange County was merged into Placer Sierra Bank and is operated as a division of the bank, under the name Bank of Orange County.

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

We have 31 Northern California branches that serve an eight-county area including Placer, Sacramento and El Dorado, commonly known as the greater Sacramento metropolitan region, and the adjacent counties of Amador, Calaveras, Nevada, Sierra and San Joaquin. We have nine Southern California branches that serve both Los Angeles and Orange counties. We have loan production offices in Fresno and San Jose and a mortgage center in Quincy.

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

We acquired Southland Capital Co. and its subsidiary Bank of Orange County to participate in the high growth Southern California banking market. Bank of Orange County has always been a community-focused commercial bank with core relationship-based depositors and borrowers. In connection with the Southland Capital Co. acquisition, Southland merged into us, and Bank of Orange County became our subsidiary. We merged Bank of Orange County into the bank in July 2004 and operate it as a division of the bank, under the name Bank of Orange County. The Southland merger was a stock-for-stock transaction whereby the shareholders of Southland received 0.5752 of a share of our common stock for each outstanding share of Southland common stock. Immediately prior to the acquisition of Southland, our principal shareholder, California Community Financial Institution Fund Limited Partnership, owned 99.75% of Southland and 93.18% of us. The acquisition was principally accounted for as a combination of companies under common control similar to a pooling of interests. Thus, our historical consolidated financial statements presented herein include the financial results of Southland and its subsidiary, Bank of Orange County, as if the merger occurred on January 1, 2004. Our simultaneous acquisition of the 0.25% minority interest in Southland was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the 0.25% minority interest in the net assets acquired was approximately $92,000, which was recorded as goodwill.

We acquired First Financial Bancorp, parent company of Bank of Lodi, to begin our Northern California expansion southward through the high growth California central valley. The fair value of assets of First Financial Bancorp, totaling $345.7 million, were incorporated in our balance sheet on December 10, 2004, upon closing of the acquisition. The acquisition was accounted for under the purchase method of accounting. Bank of Lodi operated nine branches located in Sacramento, El Dorado, San Joaquin, Amador, and Calaveras Counties in Northern California. We operate seven of the acquired branches under the brand name Bank of Lodi, a division of the bank, we rebranded one acquired branch under our bank’s name and we closed one location, consolidating its operations into our Sacramento Commercial Bank location.

Our Opportunities, Challenges and Risks

Our strategy is to be the premier banking company for the long-term benefit of our shareholders, customers and employees. We believe we have opportunities for internal loan and deposit growth, because our primary operations are located in three of the best growth markets in Northern, Central and Southern California and we plan to position our company to take full advantage of these markets.

Despite our position of being in three of the best growth markets in California, we face the risk of being particularly sensitive to changes in the California economy. In particular, real estate values could be affected by earthquakes, fires and other natural disasters in California. If the economy weakens, it could cause loan demand to decline and also affect our core deposit growth. Geographic distance between our operations may also hinder our consistency and efficiency.

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

Critical Accounting Policies

Our accounting policies are integral to understanding the financial results reported. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and consistently applied from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. We have identified our policy for the allowance for loan and lease losses, our estimate of the fair value of financial instruments and our valuation of goodwill and other intangible assets as critical accounting policies. Please see the section entitled “Allowance for Loan and Lease Losses” for a discussion related to this policy. Our significant and critical accounting policies and practices are described in further detail in Note 2 to our Consolidated Financial Statements filed with our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Key Performance Indicators

The following sections contain tables and data setting forth certain statistical information about us for the three and six months ended June 30, 2005 and 2004. This discussion should be read in conjunction with our unaudited Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2005 and 2004 included herein, and our audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2004, filed with our Annual Report on Form 10-K.

As of June 30, 2005, we had total assets of $1.862 billion, total loans and leases held for investment, net of deferred fees and costs, of $1.326 billion, total deposits of $1.583 billion and shareholders’ equity of $199.6 million. For the three months ended June 30, 2005, total deposits increased $28.4 million (a 7.3% growth rate on an annualized basis), while total loans and leases held for investment, net of deferred fees and costs, increased $31.5 million (a 9.8% growth rate on an annualized basis). As of June 30, 2005, 14,927,789 shares of our common stock were outstanding, having a book value per share of $13.37.

For the three months ended June 30, 2005, we recorded net income of $6.1 million, or $0.40 per share, on a diluted basis and for the six months ended June 30, 2005, we recorded net income of $11.3 million, or $0.74 per share on a diluted basis. Our financial results for the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2004, reflect strong earnings growth and expense management. Net income for the three and six months ended June 30, 2004 of $471,000 and $4.7 million, respectively, was negatively impacted by after tax merger expenses of $1.4 million associated with the acquisition by Placer Sierra Bancshares of Southland Capital Co. and its subsidiary Bank of Orange County. Net income for the three and six months ended June 30, 2004 was also negatively impacted by a $2.2 million after tax loss from restructuring Bank of Orange County’s investment portfolio in preparation for its merger with and into Placer Sierra Bank in contemplation of aligning their interest rate risk and liquidity profiles. Operating earnings (GAAP net income less the effect of the above transactions) for the three and six months ended June 30, 2004 would have been $4.1 million and $8.3 million, respectively. Our net interest margin was 5.19% and 5.20% for the three and six months ended June 30, 2005, respectively, compared to 4.96% and 5.09% for the three and six months ended June 30, 2004.

The following table presents our key performance indicators on a GAAP basis for the three and six months ended June 30, 2005 and 2004 and the basis for calculating these indicators:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net interest income	$20,507	$14,888	$40,391	$30,318
Non-interest income	4,104	127	7,567	4,178

	24,611	15,015	47,958	34,496
Provision for the allowance for loan and lease losses	—	40	—	560
Non-interest expense	14,534	14,204	29,458	26,813
Provision for income taxes	3,976	300	7,229	2,472

Net income	$6,101	$471	$11,271	$4,651

Average assets	$1,840,719	$1,400,763	$1,826,041	$1,388,989
Average shareholders’ equity	$195,303	$170,576	$193,581	$167,773
Share Information:
Weighted average shares outstanding – basic	14,914,983	13,768,719	14,901,431	13,741,402
Weighted average shares outstanding – diluted	15,209,930	13,980,841	15,206,857	13,911,810
Profitability Measures:
GAAP earnings per share – basic	$0.41	$0.03	$0.76	$0.34
GAAP earnings per share – diluted	$0.40	$0.03	$0.74	$0.33
GAAP return on average assets	1.33%	0.14%	1.24%	0.67%
GAAP return on average shareholders’ equity	12.53%	1.11%	11.74%	5.57%
GAAP efficiency ratio	59.05%	94.60%	61.42%	77.73%

We believe that the presentation of our operating earnings excluding merger related costs and investment security restructuring loss is important to gaining an understanding of the financial performance of our core banking operations. Accordingly, the following table shows operating earnings, which is a non-GAAP basis presentation of our key performance indicators for the three and six months ended June 30, 2005 and 2004:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net income	$6,101	$471	$11,271	$4,651
Acquisition related:
Merger expenses, net of tax effect	—	1,441	—	1,441
Investment security restructuring loss, net of tax effect	—	2,210	—	2,210

Operating earnings	$6,101	$4,122	$11,271	$8,302

Operating earnings per share – basic	$0.41	$0.30	$0.76	$0.60
Operating earnings per share – diluted	$0.40	$0.29	$0.74	$0.60
Operating return on average assets	1.33%	1.18%	1.24%	1.20%
Operating return on average shareholders’ equity	12.53%	9.72%	11.74%	9.95%
Operating efficiency ratio	59.05%	64.05%	61.42%	64.39%

Second Quarter Analysis. Net income for the three months ended June 30, 2005 was $6.1 million, or $0.40 per diluted share. Net income for the three months ended June 30, 2004 was $471,000, or $0.03 per diluted share. Return on average assets was 1.33%, compared to 0.14% for the same period of 2004. Return on average equity was 12.53%, compared to 1.11% for the same period of 2004.

Net income for the quarter ended June 30, 2004 was impacted by items related to the acquisition by Placer Sierra Bancshares of Southland Capital Co: $2.1 million ($1.4 million after tax) of merger related expenses and a $3.8 million ($2.2 million after tax) loss from the sale of $72.0 million of Bank of Orange County’s investment securities portfolio incurred to align our two banks’ interest rate risk and liquidity profiles. Excluding the impact of these items, operating earnings for the three months ended June 30, 2004 was $4.1 million, or $0.29 per diluted share.

Net interest income for the three months ended June 30, 2005 was $20.5 million, an increase of 37.7% over net interest income of $14.9 million in the same period of 2004. The increase in net interest income is primarily the result of the acquisition of First Financial Bancorp.

Total non-interest income for the three months ended June 30, 2005 was $4.1 million, compared to $127,000 for the same period of 2004. Excluding the investment portfolio restructuring loss of $3.8 million, non-interest income for the three months ended June 30, 2005, increased 4.1%, or $163,000, from the same quarter in the prior year.

The efficiency ratio is a measure of how effective we are at managing our non-interest expense dollars. A lower or declining ratio indicates improving efficiency. The efficiency ratio for the three months ended June 30, 2005 was 59.05%, compared to 94.60% for the same period of 2004. Excluding the merger related costs and investment portfolio restructuring loss, the operating efficiency ratio for the three months ended June 30, 2004 was 64.05%.

Six Month Analysis. Net income for the six months ended June 30, 2005 was $11.3 million, or $0.74 per diluted share. Net income for the six months ended June 30, 2004 was $4.7 million, or $0.33 per diluted share. Return on average assets was 1.24%, compared to 0.67% for the same period of 2004. Return on average equity was 11.74%, compared to 5.57% for the same period of 2004.

Net income for the six months ended June 30, 2004 was impacted by items related to the acquisition by Placer Sierra Bancshares of Southland Capital Co: $2.1 million ($1.4 million after tax) of merger related expenses and a $3.8 million ($2.2 million after tax) loss from the sale of $72.0 million of Bank of Orange County’s investment securities portfolio incurred to align our two banks’ interest rate risk and liquidity profiles. Excluding the impact of these items, operating earnings for the six months ended June 30, 2004 was $8.3 million, or $0.60 per diluted share.

Net interest income for the six months ended June 30, 2005 was $40.4 million, an increase of 33.2% over net interest income of $30.3 million in the same period of 2004. The increase is primarily the result of the acquisition of First Financial Bancorp.

Total non-interest income for the six months ended June 30, 2005 was $7.6 million, compared to $4.2 million for the same period of 2004. Excluding the investment portfolio restructuring loss of $3.8 million, non-interest income for the six months ended June 30, 2005, decreased 5.3%, or $425,000, from the same period of 2004.

The efficiency ratio is a measure of how effective we are at managing our non-interest expense dollars. A lower or declining ratio indicates improving efficiency. The efficiency ratio for the six months ended June 30, 2005 was 61.42%, compared to 77.73% for the same period of 2004. Excluding the merger related costs and investment portfolio restructuring loss, the operating efficiency ratio for the six months ended June 30, 2004 was 64.39%.

Net Interest Income

Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest earning assets. Our balance sheet is asset sensitive, and as a result, our net interest margin tends to expand in a rising interest rate environment and decline in a falling interest rate environment. The majority of our earning assets are tied to market rates, such as the prime rate, and therefore rates on our earning assets generally reprice along with a movement in market rates while interest bearing liabilities, mainly deposits, tend to reprice more slowly and usually incorporate only a portion of the movement in market rates.

The following tables present, for the periods indicated, the distribution of average assets, liabilities and shareholders’ equity, as well as the net interest income from average interest earning assets and the resultant yields expressed in percentages. Non-accrual loans are included in the calculation of average loans and leases while non-accrued interest thereon is excluded from the computation of yields earned.

	For the Three Months Ended June 30, 2005			For the Three Months Ended June 30, 2004
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans held for sale	$—	$—	0.00%	$20	$—	0.00%
Loans and leases held for investment (1) (2) (3)	1,301,172	21,718	6.69%	987,622	14,930	6.08%
Investment securities -
Taxable	219,040	2,404	4.40%	139,152	1,674	4.84%
Tax-exempt (1)	18,252	187	4.11%	13,897	132	3.82%
Federal funds sold	33,490	228	2.73%	57,202	125	0.88%
Interest bearing deposits with other banks	126	1	3.18%	—	—	0.00%
Other earning assets (4)	13,449	176	5.25%	9,284	116	5.03%

Total interest earning assets	1,585,529	24,714	6.25%	1,207,177	16,977	5.66%
Non-interest earning assets:
Cash and due from banks	71,476			67,669
Other assets	183,714			125,917

Total assets	$1,840,719			$1,400,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits -
Interest bearing demand	$253,331	239	0.38%	$191,550	163	0.34%
Money market	276,904	673	0.97%	207,420	312	0.60%
Savings	177,412	153	0.35%	131,788	111	0.34%
Time certificates of deposit	358,146	2,281	2.55%	240,955	1,030	1.72%

Total interest bearing deposits	1,065,793	3,346	1.26%	771,713	1,616	0.84%
Short-term borrowings	13,248	25	0.76%	13,759	28	0.82%
Long-term debt	53,611	836	6.25%	38,146	445	4.69%

Total interest bearing liabilities	1,132,652	4,207	1.49%	823,618	2,089	1.02%
Non-interest bearing liabilities:
Demand deposits	494,825			394,101
Other liabilities	17,939			12,468

Total liabilities	1,645,416			1,230,187
Shareholders’ equity	195,303			170,576

Total liabilities and shareholders’ equity	$1,840,719			$1,400,763

Net interest income		$20,507			$14,888

Net interest margin (5)			5.19%			4.96%

(1)	Yields on loans and leases and tax exempt securities have not been adjusted to a tax-equivalent basis because the impact is not material.
(2)	Average non-accrual loans and leases of $3.9 million and $1.8 million for the three months ended June 30, 2005 and 2004, respectively, are included in the yield computations.
(3)	Interest income includes net deferred loan and lease fees and costs of $528,000 and $194,000 for the three months ended June 30, 2005 and 2004 respectively.
(4)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5)	Net interest margin is computed by dividing annualized net interest income by total average earning assets.

	For the Six Months Ended June 30, 2005			For the Six Months Ended June 30, 2004
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans held for sale	$—	$—	0.00%	$131	$3	4.61%
Loans and leases held for investment (1) (2) (3)	1,295,031	42,484	6.62%	975,401	29,999	6.18%
Investment securities -
Taxable	214,585	4,646	4.37%	154,204	3,790	4.94%
Tax-exempt (1)	18,409	350	3.83%	14,065	264	3.77%
Federal funds sold	26,715	354	2.67%	45,782	198	0.87%
Interest bearing deposits with other banks	126	2	3.20%	—	—	0.00%
Other earning assets (4)	11,948	307	5.18%	8,287	212	5.14%

Total interest earning assets	1,566,814	48,143	6.20%	1,197,870	34,466	5.79%
Non-interest earning assets:
Cash and due from banks	71,116			66,427
Other assets	188,111			124,692

Total assets	$1,826,041			$1,388,989

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits -
Interest bearing demand	$254,914	456	0.36%	$191,237	326	0.34%
Money market	273,858	1,272	0.94%	205,166	614	0.60%
Savings	179,229	308	0.35%	131,334	225	0.34%
Time certificates of deposit	344,988	4,061	2.37%	234,791	1,974	1.69%

Total interest bearing deposits	1,052,989	6,097	1.17%	762,528	3,139	0.83%
Short-term borrowings	14,462	59	0.82%	24,419	117	0.96%
Long-term debt	53,611	1,596	6.00%	38,146	892	4.70%

Total interest bearing liabilities	1,121,062	7,752	1.39%	825,093	4,148	1.01%
Non-interest bearing liabilities:
Demand deposits	490,136			382,946
Other liabilities	21,262			13,177

Total liabilities	1,632,460			1,221,216
Shareholders’ equity	193,581			167,773

Total liabilities and shareholders’ equity	$1,826,041			$1,388,989

Net interest income		$40,391			$30,318

Net interest margin (5)			5.20%			5.09%

(1)	Yields on loans and leases and tax exempt securities have not been adjusted to a tax-equivalent basis because the impact is not material.
(2)	Average non-accrual loans and leases of $3.3 million and $1.6 million for the six months ended June 30, 2005 and 2004, respectively, are included in the yield computations.
(3)	Interest income includes net deferred loan and lease fees and costs of $860,000 and $400,000 for the six months ended June 30, 2005 and 2004 respectively.
(4)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5)	Net interest margin is computed by dividing annualized net interest income by total average earning assets.

The following tables show the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
	Net Change	Rate	Volume	Mix
	(Dollars in thousands)
Interest income:
Loans held for sale	$—	$—	$—	$—
Loans and leases held for investment	6,788	1,509	4,740	539
Investment securities available-for-sale:
Taxable	730	(151)	961	(80)
Tax-exempt	55	10	41	4
Federal funds sold	103	263	(52)	(108)
Interest bearing deposits with other banks	1	—	—	1
Other earning assets	60	5	52	3

Total interest income	7,737	1,636	5,742	359
Interest expense:
Interest bearing demand	76	17	53	6
Money market	361	191	105	65
Savings	42	2	38	2
Time certificates of deposit	1,251	500	501	250
Short-term borrowings	(3)	(2)	(1)	—
Long-term debt	391	148	180	63

Total interest expense	2,118	856	876	386

Net interest income	$5,619	$780	$4,866	$(27)

	Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
	Net Change	Rate	Volume	Mix
	(Dollars in thousands)
Interest income:
Loans held for sale	$(3)	$(3)	$(3)	$3
Loans and leases held for investment	12,485	2,088	9,830	567
Investment securities available-for-sale:
Taxable	856	(442)	1,484	(186)
Tax-exempt	86	4	82	—
Federal funds sold	156	410	(82)	(172)
Interest bearing deposits with other banks	2	—	—	2
Other earning assets	95	2	94	(1)

Total interest income	13,677	2,059	11,405	213
Interest expense:
Interest bearing demand	130	17	109	4
Money market	658	342	206	110
Savings	83	1	82	—
Time certificates of deposit	2,087	798	926	363
Short-term borrowings	(58)	(17)	(48)	7
Long-term debt	704	247	362	95

Total interest expense	3,604	1,388	1,637	579

Net interest income	$10,073	$671	$9,768	$(366)

Second Quarter Analysis. Net interest income increased 37.7%, or $5.6 million, to $20.5 million for the second quarter of 2005, from $14.9 million for the same period of 2004. Average earning assets increased 31.3%, or $378.4 million, to $1.586 billion for the second quarter of 2005, from $1.207 billion for the same period of 2004. Average loans and leases held for investment, net of deferred fees and costs, increased by 31.7%, or $313.6 million, to $1.301 billion for the second quarter of 2005, from $987.6 million for the same period of 2004. These increases are primarily attributable to the acquisition of First Financial Bancorp. Average core deposits (all deposit categories other than time certificates of deposit) increased 30.0%, or $277.6 million, to $1.202 billion for the second quarter of 2005, from $924.9 million for the same period of 2004. Excluding average core deposits of $195.5 million held in our First Financial Bancorp branches during the second quarter of 2005, average core deposits grew 8.9%, or $82.1 million from the same period of 2004.

The net interest margin for the second quarter of 2005 increased to 5.19% from 4.96% for the same period of 2004, primarily attributable to an increase in yields on total interest earning assets to 6.25% for the second quarter of 2005, from 5.66% for the same period of 2004, which was greater than the increase in the cost of total interest bearing liabilities to 1.49% for the second quarter of 2005, from 1.02% for the same period of 2004. Offsetting this increase in the spread on interest earning assets to interest bearing liabilities was a decline in the ratio of interest earning assets to interest bearing liabilities to 140.0% for the second quarter of 2005, from 146.6% for the second quarter of 2004.

Interest income increased 45.6%, or $7.7 million, to $24.7 million, for the second quarter of 2005, from $17.0 million, for the same period of 2004, primarily reflecting our acquisition of First Financial Bancorp. Average loans and leases, including loans held for sale, increased 31.7%, or $313.5 million, to $1.301 billion for the second quarter of 2005, from $987.6 million for the same period of 2004. Average loans and leases, including loans held for sale, yielded 6.69% for the second quarter of 2005, compared to 6.08% for the same period of 2004. The increase in the yields on average loans and leases primarily reflects the impact of loans that re-priced during a period of rising short-term interest rates. While the yield on average total loans and leases increased between comparable periods, the yield on investment securities decreased to 4.38% for the second quarter of 2005, from 4.75% for the same period of 2004. Between July 1, 2004 and June 30, 2005, the majority of the investment portfolio was either sold, matured or was called as a consequence of a rising interest rate environment. The decline in the yield of the investment portfolio between 2004 and 2005 reflects the shorter duration and correspondingly lower yields associated with preparing for a rising rate environment.

Interest expense on all interest bearing liabilities increased 101.4%, or $2.1 million, to $4.2 million for the second quarter of 2005, from $2.1 million in the same period of 2004. The increase is primarily attributable to our acquisition of First Financial Bancorp. Total average interest bearing liabilities increased 37.5%, or $309.0 million, to $1.133 billion for the second quarter of 2005, from $823.6 million for the same period of 2004. The cost of our interest bearing liabilities increased to 1.49% for the second quarter of 2005, from 1.02% for the same period of 2004. This increase was the result of the higher cost of time certificates of deposit and money market deposits, as well as higher rates paid on junior subordinated deferrable interest debentures. Junior subordinated deferrable interest debentures reprice quarterly and are tied to the 90-day LIBOR.

Interest expense on interest bearing deposits increased 107.1%, or $1.7 million, to $3.3 million for the second quarter of 2005, from $1.6 million for the same period of 2004. The increase is primarily attributable to our acquisition of First Financial Bancorp. For the second quarter of 2005, we also focused on attracting longer-duration time certificates of deposit, through new product offerings, which we believe should help mitigate net interest margin compression over the next 12 to 24 months. Another contributing factor to the increase in interest expense was the alignment of the Bank of Orange County and Placer Sierra Bank deposit rate schedules after the merger of the two banks on July 23, 2004, which resulted in an increase in the average rate paid on our Southern California money market deposits. A substantial percentage of our funding sources are non-interest bearing demand deposits, which represented approximately 31.7% of average total deposits for the second quarter of 2005, a decrease from 33.8% for the same period of 2004. The decrease in the percentage of non-interest bearing demand deposits to total deposits along with higher rates paid on both time certificates of deposit and money market deposits increased our overall cost of deposits to 0.86% for the second quarter of 2005, from 0.56% for the same period of 2004. As a percentage of average total deposits, time deposits increased to 22.9% for the second quarter of 2005, from 20.7% for the same period of 2004.

Six Month Analysis. Net interest income increased 33.2%, or $10.1 million, to $40.4 million for the six months ended June 30, 2005, from $30.3 million for the same period of 2004. Average earning assets increased 30.8%, or $368.9 million, to $1.567 billion for the six months ended June 30, 2005, from $1.198 billion for the same period of 2004. Average loans and leases held for investment, net of deferred fees and costs, increased by 32.8%, or $319.6 million, to $1.295 billion for the six months ended June 30, 2005, from $975.4 million for the same period of 2004. These increases are primarily attributable to the acquisition of First Financial Bancorp. Average core deposits (all deposit categories other than time certificates of deposit) increased 31.6%, or $287.5 million, to $1.198 billion for the six months ended June 30, 2005, from $910.7 million for the same period of 2004. Excluding average core deposits of $199.2 million held in our First Financial Bancorp branches during the six months ended June 30, 2005, average core deposits grew 9.7%, or $88.3 million, from the same period of 2004.

The net interest margin for the six months ended June 30, 2005 increased to 5.20%, from 5.09% for the same period of 2004, primarily attributable to an increase in yields on total interest earning assets to 6.20% for the six months ended June 30, 2005, from 5.79% for the same period of 2004, which was greater than the increase in the cost of total interest bearing liabilities to 1.39% for the six months ended June 30, 2005, from 1.01% for the same period of 2004. Offsetting this increase in the spread on interest earning assets to interest bearing liabilities was a decline in the ratio of interest earning assets to interest bearing liabilities to 139.8% for the six months ended June 30, 2005, from 145.2% for the same period of 2004.

Interest income increased 39.7%, or $13.7 million, to $48.1 million for the six months ended June 20, 2005, from $34.5 million for the same period of 2004, primarily reflecting our acquisition of First Financial Bancorp. Average loans and leases, including loans held for sale, increased 32.8%, or $319.5 million, to $1.295 billion for the six months ended June 30, 2005, from $975.5 million for the same period of 2004. Average loans and leases, including loans held for sale, yielded 6.62% for the six months ended June 30, 2005, compared to 6.18% for the same period of 2004. The increase in the yields on average loans and leases primarily reflects the impact of loans that re-priced during a period of rising short-term interest rates. While the yield on average total loans and leases increased between comparable periods, the yield on investment securities decreased to 4.32%, for the six months ended June 30, 2005, from 4.84% for the same period of 2004. Between July 1, 2004 and June 30, 2005, the majority of the investment portfolio was either sold, matured or was called as a consequence of a rising interest rate environment. The decline in the yield of the investment portfolio between 2004 and 2005 reflects the shorter duration and correspondingly lower yields associated with preparing for a rising rate environment.

Interest expense on all interest bearing liabilities increased 86.9%, or $3.6 million, to $7.8 million for the six months ended June 30, 2005, from $4.1 million in the same period of 2004. The increase is primarily attributable to our acquisition of First Financial Bancorp. Total average interest bearing liabilities increased 35.9%, or $296.0 million, to $1.121 billion for the six months ended June 30, 2005, from $825.1 million for the same period of 2004. The cost of our interest bearing liabilities increased to 1.39% for the six months ended June 30, 2005, from 1.01% for the same period of 2004. This increase was the result of the higher cost of time certificates of deposit and money market deposits, as well as higher rates paid on junior subordinated deferrable interest debentures. Junior subordinated deferrable interest debentures reprice quarterly and are tied to the 90-day LIBOR.

Interest expense on interest bearing deposits increased 94.2%, or $3.0 million, to $6.1 million for the six months ended June 30, 2005, from $3.1 million for the same period of 2004. The increase is primarily attributable to our acquisition of First Financial Bancorp. For the six months ended June 30, 2005, we also focused on attracting longer-duration time certificates of deposit, through new product offerings, which we believe should help mitigate net interest margin compression over the next 12 to 24 months. Another contributing factor to the increase in interest expense was the alignment of the Bank of Orange County and Placer Sierra Bank deposit rate schedules after the merger of the two banks on July 23, 2004, which resulted in an increase in the average rate paid on our Southern California money market deposits. A substantial percentage of our funding sources are non-interest bearing demand deposits, which represented approximately 31.8% of average total deposits for the six months ended June 30, 2005, a decrease from 33.4% for the same period of 2004. The decrease in the percentage of non-interest bearing demand deposits to total deposits along with higher rates paid on both time certificates of deposit and money market deposits increased our overall cost of deposits to 0.80% for the six months ended June 30, 2005, from 0.55% for the same period of 2004. As a percentage of average total deposits, time deposits increased to 22.4% for the six months ended June 30, 2005, from 20.5% for the same period of 2004.

Provision for Loan and Lease Losses

The provision for loan and lease losses is a charge against earnings of the period. The provision is that amount required to maintain the allowance for loan and lease losses at a level which, in management’s judgment, is appropriate based on loan and lease losses inherent in the loan and lease portfolio.

Management determined there was no provision for loan and lease losses required for the six months ended June 30, 2005 given the quality of the loan portfolio combined with loan recoveries exceeding loan charge-offs by $275,000. In the six months ended June 30, 2005, we experienced loan and lease charge-offs of $1.1 million and recoveries of $1.3 million, compared to loan and lease charge-offs of $1.4 million and recoveries of $680,000 for the same period of 2004, when we recorded a provision for loan and lease losses of $560,000. Non-performing loans and leases as a percentage of total loans and leases held for investment were 0.24% at June 30, 2005, 0.22% at December 31, 2004 and 0.35% at June 30, 2004.

There were no other changes in loan and lease concentrations or terms during the periods indicated which significantly affected the provision or allowance for loan and lease losses.

Non-Interest Income

The following table summarizes non-interest income by category for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,006	$1,614	$3,731	$3,179
Referral and other loan-related fees	1,018	703	1,536	1,324
Loan servicing income	105	78	238	171
Gain on sale of loans, net	—	106	—	176
Revenues from sales of non-deposit investment products	175	154	366	372
Loss on sale of investment securities, net	(55)	(3,542)	(55)	(3,336)
Increase in cash surrender value of life insurance	430	308	844	627
Other	425	706	907	1,665

Total non-interest income	$4,104	$127	$7,567	$4,178

Second Quarter Analysis. Total non-interest income increased 3,131%, or $4.0 million, to $4.1 million for the second quarter of 2005, from $127,000 for the same period of 2004. During the second quarter of 2004, we recorded a $3.8 million ($2.2 million after tax) loss from restructuring Bank of Orange County’s investment securities portfolio in preparation for the merger of the banks and in contemplation of aligning their interest rate risk and liquidity profiles. Excluding this loss, non-interest income increased 4.1% for the second quarter of 2005, or $163,000, from the same quarter in the prior year.

Service charges and fees on deposit accounts increased 24.3%, or $392,000, to $2.0 million for the second quarter of 2005, from $1.6 million for the same period of 2004, primarily due to a revised deposit fee structure initiated in May 2005. Referral and other loan related fees increased 44.8%, or $315,000, to $1.0 million for the second quarter of 2005, from $703,000 for the same period of 2004, primarily due to an increase in commercial real estate loans referred to third parties. Referral fees are highly transactional in nature and subject to volatility from period to period based on the number of loans referred in a given period. There were no gains on the sale of loans for the second quarter of 2005 as compared to $106,000 for the same period of 2004, reflecting our decision to retain 1-4 family home loans for our portfolio as compared to selling them as in prior periods. Loan servicing income and the increase in cash surrender value of life insurance increased from the second quarter of 2004 due to the acquisition of First Financial Bancorp.

Other non-interest income decreased 39.8%, or $281,000, to $425,000 for the second quarter of 2005, from $706,000 for the same quarter in 2004, primarily due to a $253,000 recovery of an operational charge-off in the second quarter of 2004. Excluding this transaction, other non-interest income decreased 6.2%, or $28,000, from the same quarter in the prior year.

Six Month Analysis. Total non-interest income increased 81.1%, or $3.4 million, to $7.6 million for the six months ended June 30, 2005, from $4.2 million for the same period of 2004. During the second quarter of 2004, we recorded a $3.8 million ($2.2 million after tax) loss from restructuring Bank of Orange County’s investment securities portfolio in preparation for the merger of the banks and in contemplation of aligning their interest rate risk and liquidity profiles. Excluding this loss, non-interest income decreased 5.3% for the six months ended June 30, 2005, or $425,000, from the same period in the prior year.

Service charges and fees on deposit accounts increased 17.4%, or $552,000, to $3.7 million for the six months ended June 30, 2005, from $3.2 million for the same period of 2004, primarily due to a revised deposit fee structure initiated in May 2005. Referral and other loan related fees increased 16.0%, or $212,000, to $1.5 million for the six months ended June 30, 2005, from $1.3 million for the same period of 2004, primarily due to an increase in commercial real estate loans referred to third parties. Referral fees are highly transactional in nature and subject to volatility from period to period based on the number of loans referred in a given period. There were no gains on the sale of loans for the six months ended June 30, 2005 as compared to $176,000 for the same period of 2004, reflecting our decision to retain 1-4 family home loans for our portfolio, compared to selling them as in prior periods. Loan servicing income and the increase in cash surrender value of life insurance increased from the six months ended June 30, 2004 due to the acquisition of First Financial Bancorp.

Other non-interest income decreased 45.5%, or $758,000, to $907,000 for the six months ended June 30, 2005, from $1.7 million for the same period in 2004, largely due to a gain of $397,000 from life insurance proceeds and a $528,000 recovery of an operational charge-off in the first six months of 2004. Other non-interest income in the six months ended June 30, 2005 includes a $63,000 reimbursement of prior year legal expenses. Excluding these transactions, other non-interest income increased 14.1%, or $104,000, from the same period in the prior year.

Non-Interest Expense

The following table summarizes non-interest expense by category for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$7,400	$6,236	$14,998	$12,664
Occupancy and equipment	1,941	1,735	3,991	3,422
Data and item processing	1,266	1,199	2,647	2,394
Amortization of core deposit intangible and favorable lease rights	649	487	1,298	974
Communication and postage	529	407	1,162	845
Professional fees	667	644	1,253	1,191
Administration	478	450	1,008	936
Loan-related costs	272	170	509	167
Advertising and business development	309	224	595	490
Stationery and supplies	276	204	630	422
Merger expenses	—	2,142	—	2,142
Other	747	306	1,367	1,166

Total non-interest expense	$14,534	$14,204	$29,458	$26,813

Second Quarter Analysis. Non-interest expense increased 2.3%, or $330,000, to $14.5 million for the second quarter of 2005, from $14.2 million for the same period of 2004. During the second quarter of 2004, we recorded merger related expenses of $2.1 million ($1.4 million after tax) associated with the acquisition by Placer Sierra Bancshares of Southland Capital Co. and its subsidiary Bank of Orange County. Excluding merger related costs, non-interest expense increased 20.5% for the second quarter of 2005, or $2.5 million. This $2.5 million increase is primarily attributable to the expanded operation resulting from our acquisition of First Financial Bancorp in the fourth quarter of 2004.

Salaries and employee benefits expense increased 18.7%, or $1.2 million, to $7.4 million for the second quarter of 2005, from $6.2 million for the same period of 2004 due to an increase in personnel associated with our increased size, complexity, revenue growth goals and an increase in the cost of employee benefits and insurance. Occupancy and equipment, data and item processing, amortization of core deposit intangible, communication and postage and stationery and supplies all increased from the second quarter of 2004 due to the integration of additional branches acquired from First Financial Bancorp.

Other non-interest expense increased 144.1%, or $441,000, to $747,000 for the second quarter of 2005, from $306,000 for the same period of 2004. In the first quarter of 2004, a $450,000 contingency reserve was recorded in connection with estimated environmental remediation costs associated with an unimproved piece of property. In the second quarter of 2004, $205,000 of this reserve was reversed due to revised remediation cost estimates. Pursuant to legal investigation of potentially responsible former gas station operators, PSB made a demand upon ConocoPhillips and ChevronTexaco to investigate and remediate the site. In the fourth quarter of 2004, based upon our pending settlement agreement that ConocoPhillips and ChevronTexaco would assume responsibility for site remediation, which we later signed in the first quarter of 2005, the remaining $245,000 was reversed. Excluding this transaction, other non-interest expense increased 46.2%, or $236,000, as a result of an increase in third party payments made on behalf of business customers, as well as an increase in staff travel and recruiting efforts, all of which are the result of our First Financial Bancorp acquisition and our increased size.

Six Month Analysis. Non-interest expense increased 9.9%, or $2.6 million, to $29.5 million for the six months ended June 30, 2005, from $26.8 million for the same period of 2004. During the first six months of 2004, we recorded merger related expenses of $2.1 million ($1.4 million after tax) associated with the acquisition by Placer Sierra Bancshares of Southland Capital Co. and its subsidiary Bank of Orange County. Excluding merger related costs, non-interest expense increased 19.4% for the six months ended June 30, 2005, or $4.8 million. This $4.8 million increase is primarily attributable to the expanded operation resulting from our acquisition of First Financial Bancorp in the fourth quarter of 2004.

Salaries and employee benefits expense increased 18.4%, or $2.3 million, to $15.0 million for the six months ended June 30, 2005, from $12.7 million for the same period of 2004 due to an increase in personnel associated with our increased size, complexity, revenue growth goals and an increase in the cost of employee benefits and insurance. Occupancy and equipment, data and item processing, amortization of core deposit intangible, communication and postage and stationery and supplies all increased from the six months ended June 30, 2004 due to the integration of the additional branches acquired from First Financial Bancorp.

Other non-interest expense increased 17.2%, or $201,000, to $1.4 million for the six months ended June 30, 2005, from $1.2 million for the same period of 2004. The 2004 expense includes a $245,000 contingency reserve established in connection with estimated environmental remediation costs associated with an unimproved piece of property. Pursuant to legal investigation of potentially responsible former gas station operators, PSB made a demand upon ConocoPhillips and ChevronTexaco to investigate and remediate the site. In the fourth quarter of 2004, based upon our pending settlement agreement that ConocoPhillips and ChevronTexaco would assume responsibility for site remediation, which we later signed in the first quarter of 2005, this amount was reversed. Excluding this transaction, other non-interest expense increased 48.4%, or $446,000 as a result of an increase in third party payments made on behalf of business customers, as well as an increase in staff travel and recruiting efforts, all of which are the result of our First Financial Bancorp acquisition and our increased size.

Provision for Income Taxes

Our statutory income tax rate is approximately 42.1%, representing a blend of the statutory Federal income tax rate of 35.0% and the California income tax rate of 10.8%. Due to the nontaxable nature of income from municipal securities, enterprise zone interest and bank owned life insurance, our actual effective income tax rate was 39.5% and 38.9% for the three months ended June 30, 2005 and 2004, respectively, and 39.1% and 34.7% for the six months ended June 30, 2005 and 2004 respectively.

Financial Condition

Our total assets at June 30, 2005 were $1.862 billion, compared to $1.779 billion at December 31, 2004. Our earning assets at June 30, 2005 totaled $1.617 billion, compared to $1.555 billion at December 31, 2004. Total deposits at June 30, 2005 and December 31, 2004 were $1.583 billion and $1.500 billion, respectively.

Loans and Leases Held for Investment

The following table presents the balance of each major category of loans and leases held for investment at the end of each of the periods indicated:

	As of June 30, 2005		As of December 31, 2004
	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands)
Loans and leases held for investment
Real estate – mortgage	$949,131	71.5%	$892,136	68.8%
Real estate – construction	183,886	13.9	184,317	14.2
Commercial	155,938	11.7	167,035	12.9
Agricultural	7,652	0.6	17,423	1.3
Consumer	10,950	0.8	11,110	0.9
Leases receivable and other	20,477	1.5	24,575	1.9

Total gross loans and leases held for investment	1,328,034	100.0%	1,296,596	100.0%

Less: allowance for loan and lease losses	(16,475)		(16,200)
Deferred loan and lease fees, net	(2,172)		(2,332)

Total net loans and leases held for investment	$1,309,387		$1,278,064

Gross loans and leases held for investment increased 2.4%, or $31.4 million, to $1.328 billion at June 30, 2005, from $1.297 billion at December 31, 2004. We experienced increases of $57.0 million in mortgages off-set by decreases of $431,000, $11.1 million, $9.8 million, and $160,000 in construction, commercial, agricultural, and consumer loans, respectively. Leases receivable and other loans also decreased by $4.1 million. While we recorded $369.3 million of new loan commitments during the six months ended June 30, 2005, we also experienced an unusually large amount of loan prepayments of $174.0 million.

Our loan portfolio has a high concentration of loans that are collateralized by real estate. Management believes that this concentration does not create undue risk as our credit policies and underwriting standards have been adopted with the recognition that we rely heavily on real estate related loans.

Real Estate – Mortgage

The category of real estate – mortgage at June 30, 2005 totaled $949.1 million and was comprised 66.8% of loans collateralized by commercial real estate and 33.2% of loans collateralized by 1-4 family real estate.

Commercial real estate mortgages generally require debt service coverage ratios of 120% or greater and loan to value ratios of not more than 75%.

We have stress tested all commercial real estate mortgage loans with outstanding balances of $750,000 or greater. Prior to stress testing, the tested loans had a current weighted average debt service coverage ratio of 211%. After shocking the portfolio for a 200 basis point rate increase, the debt service coverage ratio of the tested loans decreased to 196%. Alternatively, an assumed 15% decrease in net operating income (falling rents and/or rising vacancies) caused the debt service coverage ratio of the tested loans to decrease to 181%. Combining both events caused the ratio to decrease to 168%. Based on this stress testing, management has concluded that the bank’s commercial real estate mortgage loan portfolio could withstand such shocks reasonably well.

The portfolio of loans collateralized by 1-4 family residential real estate is comprised 53% of loans supported by first liens and 47% of loans supported by junior liens (primarily home equity lines of credit “HELOC”). First lien loans are generally underwritten in accordance with FNMA/FHLMC guidelines for loans eligible for sale in the secondary mortgage market. HELOCs are generally limited to a combined loan to value of 80%, although borrowers with the highest credit scores can borrow up to 85%. Individual HELOCs are limited by our loan policy to no more than $500,000.

Real Estate – Construction

The category of real estate - construction at June 30, 2005 totaled $183.9 million, approximately 40% of which was comprised of loans to owner-occupants constructing their own residences. These loans are generally 30 year loans which include an interest only period during construction. Underwriting of these loans is generally done in accordance with FNMA/FHLMC guidelines for loans eligible for sale in the secondary mortgage market. The remaining 60% of real estate – construction was comprised of residential and commercial loans for a variety of property types to owner occupants, investors and developers. Our underwriting guidelines for these construction loans set minimum borrower equity and pre-leasing requirements for commercial projects and generally limit the number of units ahead of sales for residential projects.

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

	As of June 30, 2005	As of December 31, 2004
	(Dollars in thousands)
Non-accrual loans and leases, not restructured	$3,125	$2,899
Accruing loans and leases past due 90 days or more	—	—
Restructured loans and leases	—	—

Total non-performing loans (NPLs)	3,125	2,899
OREO	—	657

Total non-performing assets (NPAs)	$3,125	$3,556

Selected ratios:
NPLs to total loans and leases held for investment	0.24%	0.22%
NPAs to total assets	0.17%	0.20%

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

The following table presents the changes in our allowance for loan and lease losses for the periods indicated:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$16,738	$12,805	$16,200	$13,343
Charge-offs:
Real estate – mortgage	—	—	40	—
Real estate – construction	—	—	—	—
Commercial	207	—	296	1,392
Agricultural	—	—	—
Consumer	21	17	76	27
Leases receivable and other	638	—	638	—

Total	866	17	1,050	1,419

Recoveries:
Real estate – mortgage	11	53	85	91
Real estate – construction	—	—	—	—
Commercial	570	7	1,205	297
Agricultural	—	—	—	—
Consumer	9	72	12	76
Leases receivable and other	13	204	23	216

Total	603	336	1,325	680

Net loan and lease (charge-offs) recoveries	(263)	319	275	(739)
Provision for the allowance for loan and lease losses	—	40	—	560

Balance at end of period	$16,475	$13,164	$16,475	$13,164

Loans and leases held for investment, net of deferred fees and costs	$1,325,862	$1,004,002	$1,325,862	$1,004,002
Average loans and leases held for investment	$1,301,172	$987,622	$1,295,031	$975,401
Non-performing loans and leases	$3,125	$3,551	$3,125	$3,551
Selected ratios:
Net (charge-offs) recoveries to average loans and leases held for investment	(0.08)%	0.13%	0.04%	(0.15)%
Provision for the allowance for loan and lease losses to average loans and leases held for investment	0.00%	0.02%	0.00%	0.12%
Allowance for loan and lease losses to loans and leases held for investment at end of period	1.24%	1.31%	1.24%	1.31%
Allowance for loan and lease losses to non-performing loans and leases at end of period	527.20%	370.71%	527.20%	370.71%

Investment Securities Available for Sale

The carrying value of our investment securities available for sale decreased 6.5%, or $16.3 million, to $233.6 million, from $249.9 million at December 31, 2004. The decline resulted from the maturity of $27.0 million of U.S. Treasury securities. Our portfolio of investment securities consists primarily of U.S. Government agency securities and obligations of states and political subdivisions.

We manage our investment portfolio principally to provide liquidity and balance our overall interest rate risk. To a lesser extent, we manage our investment portfolio to provide earnings with a view to minimizing credit risk.

The carrying value of our portfolio of investment securities at June 30, 2005 and December 31, 2004 was as follows:

	Fair Value
	As of June 30, 2005	As of December 31, 2004
	(Dollars in thousands)
U.S. Treasury securities	$1,995	$26,986
U.S. Government agencies	208,019	198,732
Obligations of states and political subdivisions	18,338	18,783
Other securities	5,296	5,415

Total available-for-sale investment securities	$233,648	$249,916

Deposits

The following table presents the balance of each major category of deposits at the dates indicated:

	As of June 30, 2005		As of December 31, 2004
	Amount	% of Deposits	Amount	% of Deposits
	(Dollars in thousands)
Non-interest bearing deposits	$501,492	31.7%	$485,193	32.3%
Interest bearing deposits:
Interest bearing demand	248,653	15.7	256,650	17.1
Money market	285,149	18.0	262,957	17.5
Savings	181,797	11.5	179,578	12.0
Time, under $100	196,076	12.4	176,026	11.8
Time, $100 or more	170,012	10.7	139,655	9.3

Total interest bearing deposits	1,081,687	68.3	1,014,866	67.7

Total deposits	$1,583,179	100.0%	$1,500,059	100.0%

Non-interest bearing deposits increased 3.4%, or $16.3 million, to $501.5 million and total deposits increased 5.5%, or $83.1 million, to $1.583 billion as of June 30, 2005 from December 31, 2004. The growth primarily occurred in time certificates of deposits, which reflects our focus on attracting longer-duration deposits. The increase in time deposits is attributable to a successful deposit initiative in the first six months of 2005 that offered customers both a favorable interest rate and interest rate flexibility. Depending on the maturity period selected, the new “Advantage Certificate of Deposit” gives customers the option to re-set their interest rate one or two times prior to maturity.

Short-Term Borrowings

We enter into sales of securities under agreements to repurchase which are short term in nature. Short-term borrowings decreased 17.3%, or $2.8 million, to $13.4 million as of June 30, 2005, from $16.3 million at December 31, 2004.

Junior Subordinated Deferrable Interest Debentures

We own the common stock of four business trusts that have issued an aggregate of $52.0 million in trust preferred securities fully and unconditionally guaranteed by us. The entire proceeds of each respective issuance of trust preferred securities were invested by the separate business trusts into junior subordinated deferrable interest debentures issued by us, with identical maturity, repricing and payment terms as the respective issuance of trust preferred securities. The aggregate amount of junior subordinated debentures issued by us is $53.6 million, with the maturity dates for the respective debentures ranging from 2031 through 2034. We may redeem the respective junior subordinated deferrable interest debentures earlier than the maturity date, with certain of the debentures being redeemable beginning in 2006 and others being redeemable beginning in 2007 and 2009. For more information about the trust preferred securities and the debentures see Note 11 to our Notes to Consolidated Financial Statements filed with our Annual Report on Form 10-K for the year ended December 31, 2004.

Capital Resources

Our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk. Shareholders’ equity at June 30, 2005 increased to $199.6 million from $191.6 million at December 31, 2004. The holding company declared dividends of $0.12 per common share per quarter or $0.24 per common share during the six months ended June 30, 2005.

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

The regulatory capital guidelines as well as the actual capital ratios for Placer Sierra Bank and us as of June 30, 2005 are as follows:

Leverage Ratio
Placer Sierra Bancshares and Subsidiaries	8.3%
Minimum regulatory requirement	4.0%

Placer Sierra Bank	7.7%
Minimum requirement for “Well-Capitalized” institution	5.0%
Minimum regulatory requirement	4.0%

Tier 1 Risk-Based Capital Ratio
Placer Sierra Bancshares and Subsidiaries	9.8%
Minimum regulatory requirement	4.0%

Placer Sierra Bank	9.2%
Minimum requirement for “Well-Capitalized” institution	6.0%
Minimum regulatory requirement	4.0%

Total Risk-Based Capital Ratio
Placer Sierra Bancshares and Subsidiaries	11.0%
Minimum regulatory requirement	8.0%

Placer Sierra Bank	10.4%
Minimum requirement for “Well-Capitalized” institution	10.0%
Minimum regulatory requirement	8.0%

As of June 30, 2005, we exceeded each of the minimum capital requirements and the bank exceeded each of the capital requirements to be deemed “well-capitalized.” We own the common stock of four trusts that have issued $52.0 million of trust preferred securities. These securities are currently included in our Tier 1 capital for purposes of determining our Tier 1 and Total Risk-Based capital ratios. Effective June 30, 2009, we will be required to use a more restrictive formula to determine the amount of trust preferred securities that may be included in regulatory Tier 1 capital. At that time, we will be allowed to include in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which generally is defined as shareholders’ equity, less goodwill and any related deferred income tax liability. The regulations currently in effect only limit the amount of trust preferred securities that may be included in Tier 1 capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier 1 capital ratios would remain above the regulatory minimum had the modification of the capital regulations been in effect at June 30, 2005. We expect that our Tier 1 capital ratios will be at or above the existing well-capitalized levels on June 30, 2009, the first date on which the modified capital regulations must be applied. For more information about the proposed regulations see our Annual Report on Form 10-K for the year ended December 31, 2004 “Item 1. BUSINESS. Supervision and Regulation.”

Contractual Obligations

Our significant contractual obligations and significant commitments at December 31, 2004 are included in our Annual Report on Form 10-K for the year ended December 31, 2004. Since December 31, 2004, our commitments to extend credit have increased from $373.9 million to $430.6 million and our standby letters of credit have increased from $5.7 million to $5.9 million. For more information see Note 4 to our Notes to Unaudited Consolidated Financial Statements in this Quarterly Report for the period ended June 30, 2005.

Liquidity

Management believes that the level of liquid assets is sufficient to meet our current and presently anticipated funding needs on a consolidated basis.

Placer Sierra Bancshares

On a stand-alone basis, we rely on dividends from the bank as our main source of liquidity. There are statutory and regulatory provisions that limit the ability of the bank to pay dividends to the holding company. Under such restrictions, the amount available for payment of dividends to the holding company totaled $10.9 million at June 30, 2005. However, such amount is further restricted due to the fact that the bank must keep a certain amount of capital in order to be “well capitalized.” Accordingly, the amount available for payment of dividends to us by the bank for the bank to remain “well capitalized” immediately thereafter totaled $5.7 million at June 30, 2005. We do not believe these restrictions will adversely impact the holding company’s ability to meet its ongoing cash obligations.

Placer Sierra Bank

The bank relies on deposits as the principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Management attempts to maintain a loan-to-deposit ratio (total loans held for sale plus total loans and leases held for investment to total deposits) below 90% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold, investment securities not pledged as collateral less funds purchased from the Federal Home Loan Bank of San Francisco expressed as a percentage of total deposits) above 15%. The loan-to-deposit ratio was 83.53% at June 30, 2005 and 86.10% at December 31, 2004. The liquidity ratio was 17.92% as of June 30, 2005 and 15.63% at December 31, 2004.

Our deposits tend to be cyclical, with slower growth at the beginning of each year and increasing growth over the balance of the year. In addition, while occasional fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity, we have not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

Based upon our existing business plan, management believes that the level of liquid assets is sufficient to meet the bank’s current and presently anticipated funding needs. Liquid assets of the bank represented approximately 15.26% of total assets at June 30, 2005 and 13.14% at December 31, 2004. If the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of Federal funds, sales of securities under agreements to repurchase, sales of loans, discount window borrowings from the Federal Reserve Bank and $106.1 million under a line of credit with the Federal Home Loan Bank of San Francisco at June 30, 2005, could be employed to meet those current and presently anticipated funding needs.

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

Market risk sensitive instruments are generally defined as derivatives and other financial instruments. At June 30, 2005 and December 31, 2004, we had not used any derivatives to alter our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank stock, investment securities, bank-owned life insurance, deposits, short term borrowings and junior subordinated deferrable interest debentures. At June 30, 2005, our interest-sensitive assets totaled approximately $1.617 billion while interest-sensitive liabilities totaled approximately $1.149 billion. At December 31, 2004, we had approximately $1.555 billion in interest-sensitive assets and approximately $1.085 billion in interest-sensitive liabilities.

The yield on interest-sensitive assets and the cost of interest-sensitive liabilities for the six months ended June 30, 2005 was 6.20% and 1.39%, respectively, compared to 5.79% and 1.01%, respectively, for the six months ended June 30, 2004. The increase in the yield on interest-sensitive assets is the result of the rising interest rate environment with yields on loans and leases held for investment and federal funds sold increasing. The increase in the cost of our interest sensitive liabilities is the result of higher rates paid on money market deposits and time certificates of deposit, as well as higher interest paid on junior subordinated deferrable interest debentures. We believe the focus on longer-duration time deposits will help mitigate the risk of net interest margin compression over the next 12 to 24 months.

Our interest sensitive assets and interest sensitive liabilities had estimated fair values of $1.634 billion and $1.084 billion, respectively, at June 30, 2005. At December 31, 2004, those amounts were $1.563 billion and $1.023 billion, respectively.

We evaluated the results of our net interest income simulation and market value of equity model prepared as of June 30, 2005 for interest rate risk management purposes. Overall, the model results indicate that our interest rate risk sensitivity is within limits set by the Board of Directors and our balance sheet is slightly asset sensitive. An asset sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase and during a falling interest rate environment, our net interest margin would decrease.

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

As of June 30, 2005, the following table presents forecasted net interest income and net interest margin using a base market rate and the estimated change to the base scenario given an immediate and sustained upward and downward movement in interest rates of 100 basis points and 200 basis points:

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base	Net Interest Margin Percent	Net Interest Margin Change (in basis points)
	(Dollars in thousands)
Up 200 basis points	$87,716	8.24%	5.42%	41
Up 100 basis points	$84,568	4.35%	5.23%	22
BASE CASE	$81,039	0.00%	5.01%	—
Down 100 basis points	$75,791	(6.48)%	4.69%	(32)
Down 200 basis points	$70,342	(13.20)%	4.25%	(66)

Our simulation results as of June 30, 2005 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates of 200 basis points would result in an 8.24% increase in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates of 200 basis points would result in a 13.20% decrease in net interest income over the next 12 months. The simulation results indicate that a 200 basis point upward shift in interest rates would result in a 41 basis point increase in our net interest margin, assuming all other variables remained unchanged. Conversely, a 200 basis point decline in interest rates would cause a 66 basis point decrease in our net interest margin.

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

	As of June 30, 2005 Amounts Maturing or Re-pricing in
	3 Months or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non-Sensitive	Total
	(Dollars in thousands)
ASSETS
Cash and due from banks	$—	$—	$—	$—	$59,729	$59,729
Federal funds sold	43,623	—	—	—	—	43,623
Investment securities	21,643	265	121,369	104,723	—	248,000
Loans and leases, net of deferred fees and costs	550,989	78,654	224,414	471,805	—	1,325,862
Other assets	—	—	—	—	184,506	184,506

Total assets	$616,255	$78,919	$345,783	$576,528	$244,235	$1,861,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$—	$—	$—	$—	$501,492	$501,492
Savings, money market, NOW accounts	715,599	—	—	—	—	715,599
Time deposits	158,926	153,179	53,983	—	—	366,088
Short term debt	13,448	—	—	—	—	13,448
Long term debt	53,611	—	—	—	—	53,611
Other liabilities	—	—	—	—	11,858	11,858
Shareholders’ equity	—	—	—	—	199,624	199,624

Total liabilities and shareholders’ equity	$941,584	$153,179	$53,983	$—	$712,974	$1,861,720

Period gap	$(325,329)	$(74,260)	$291,800	$576,528	$(468,739)
Cumulative interest rate- sensitive assets	$616,255	$695,174	$1,040,957	$1,617,485
Cumulative interest rate- sensitive liabilities	$941,584	$1,094,763	$1,148,746	$1,148,746
Cumulative gap	$(325,329)	$(399,589)	$(107,789)	$468,739
Cumulative gap as a percent of:
Total assets	(17.5)%	(21.5)%	(5.8)%	25.2%
Interest earning assets	(20.1)%	(24.7)%	(6.7)%	29.0%

The preceding table indicates that as of June 30, 2005, we had a negative one year cumulative gap of $399.6 million, or 21.5% of total assets. This one year gap means more liabilities than assets would re-price if there were a change in interest rates over the next year. This gap position suggests that if interest rates were to increase, our net interest margin would most likely decrease. However, because in total there are more rate sensitive assets than liabilities and deposit liabilities tend to re-price more slowly and because asset and liability rates do not adjust on a one-to-one relationship, more sophisticated modeling indicates that our net interest margin would increase if interest rates were to rise.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Please see the section above titled “Quantitative and Qualitative Disclosure About Market Risk” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption “Quantitative and Qualitative Disclosure About Market Risk” filed with our Annual Report on Form 10-K for the year ended December 31, 2004. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 of this report regarding such forward-looking information.

ITEM 4. Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, as of the quarter ended June 30, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

During the quarter ended June 30, 2005, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these legal actions to which we are currently a party cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management’s opinion based on a variety of factors, including the uncertainties involved in the proof of legal and factual matters in legal proceedings.

Bank of Orange County v. Azar, filed on November 18, 2003, is currently pending in the Superior court of the State of California in Orange County. On June 23, 2005, we received a notice of entry of judgment and satisfaction of judgment with respect to this matter. The litigation relates to a number of Cerritos Valley Bank shareholders who exercised their statutory right pursuant to Chapter 13 of the California Corporations Code to dissent from the 2002 merger of Cerritos Valley Bank with and into Bank of Orange County. Bank of Orange County is currently a division of Placer Sierra Bank. Rather than accept the merger consideration of $9.79 per share of common stock paid to Cerritos Valley Bank shareholders who did not dissent from the merger, the dissenting shareholders claimed that the fair market value of their shares of common stock was $25.76 per share. Prior to consummation of the merger, Bank of Orange County deposited the sum of approximately $3.8 million with the exchange agent for the merger, representing $9.79 per share multiplied by the number of shares held by dissenting shareholders.

In January 2004, Bank of Orange County and the dissenting shareholders entered into a settlement agreement, which provided that the fair market value of the shares would be determined by an appraisal process. Under the terms of the agreement, each party’s appraiser valued the shares. After conducting the appraisal, each appraiser reached a different dollar amount. Because the difference between the two amounts exceeded a specified range, the settlement agreement provided that a third appraiser be selected by the two other appraisers, to determine the fair market value of the Cerritos Valley Bank common stock. The third appraiser determined that the fair market value of the shares held by the dissenting shareholders was $5.95. Based on the $5.95 valuation, the bank paid the dissenting shareholders approximately $2.2 million. On June 20, 2005, the Superior Court of the State of California in Orange County entered judgment stating that the amount the Bank paid to the dissenting shareholders represented full satisfaction of both the settlement agreement and all amounts owed by Bank of Orange County pursuant to Chapter 13 of the California Corporations Code.

The defendants have until August 19, 2005 to appeal the judgment. If the judgment is not appealed, then the bank will receive the remaining funds held by the exchange agent totaling approximately $1.6 million. If the judgment is appealed, Bank of Orange County intends to continue to vigorously defend against this action.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) We held our annual meeting of shareholders on May 31, 2005.

(b) The following directors were elected at the annual meeting to serve for a one-year term:

Ronald W. Bachli

Christi Black

Robert J. Kushner

Larry D. Mitchell

Dwayne A. Shackelford

William J. Slaton

Robert H. Smiley

Sandra R. Smoley

(c) At the annual meeting, the shareholders (1) approved the election of our directors; and (2) approved the ratification of the appointment of Perry-Smith LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005. The results of the voting were as follows:

Matter	Votes For	Votes Against	Withheld	Abstentions	Broker Non-Votes
Election of Directors
Ronald W. Bachli	14,086,178	—	8,806	—	—
Christi Black	14,094,084	—	900	—	—
Robert J. Kushner	14,094,084	—	900	—	—
Larry D. Mitchell	13,985,767	—	109,217	—	—
Dwayne A. Shackelford	14,094,084	—	900	—	—
William J. Slaton	14,094,084	—	900	—	—
Robert H. Smiley	14,094,084	—	900	—	—
Sandra R. Smoley	14,094,084	—	900	—	—
Independent Public Accountants	14,078,859	15,800	—	325	—

(d) Not applicable.

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

PLACER SIERRA BANCSHARES

Date: August 11, 2005	/s/ David E. Hooston
David E. Hooston Chief Financial Officer