Form 10-Q
period 2005-09-30
PLACER SIERRA BANCSHARES
filed 2005-10-31
CIK 1279410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 25, 2005 there were 14,993,473 shares of the registrant’s common stock outstanding.

ii

PART I—FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	September 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$57,973	$39,255
Federal funds sold	18,342	361

Cash and cash equivalents	76,315	39,616

Interest bearing deposits with other banks	125	125
Investment securities available-for-sale, at fair value	229,719	249,916
Federal Reserve Bank and Federal Home Loan Bank stock	14,297	10,430
Loans and leases held for investment, net of allowance for loan and lease losses of $16,236 at September 30, 2005 and $16,200 at December 31, 2004	1,335,615	1,278,064
Premises and equipment, net	27,557	27,645
Cash surrender value of life insurance	43,910	42,390
Other real estate	—	657
Goodwill	101,092	101,329
Other intangible assets	12,225	14,172
Other assets	18,509	14,641

Total assets	$1,859,364	$1,778,985

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$496,787	$485,193
Interest bearing	1,078,960	1,014,866

Total deposits	1,575,747	1,500,059
Short-term borrowings	10,674	16,265
Accrued interest payable and other liabilities	15,183	17,409
Junior subordinated deferrable interest debentures	53,611	53,611

Total liabilities	1,655,215	1,587,344

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 25,000,000 shares authorized; none issued or outstanding at September 30, 2005 or December 31, 2004	—	—
Common stock, no par value, 100,000,000 shares authorized, 14,992,754 and 14,877,056 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	159,728	157,834
Retained earnings	45,867	33,323
Accumulated other comprehensive (loss) income, net of taxes	(1,446)	484

Total shareholders’ equity	204,149	191,641

Total liabilities and shareholders’ equity	$1,859,364	$1,778,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans and leases held for investment	$22,864	$15,780	$65,348	$45,779
Interest on loans held for sale	—	6	—	9
Interest on deposits with other banks	—	1	2	1
Interest and dividends on investment securities:
Taxable	2,540	1,496	7,493	5,498
Tax-exempt	185	130	535	394
Interest on federal funds sold	264	388	618	586

Total interest income	25,853	17,801	73,996	52,267

Interest expense:
Interest on deposits	3,696	1,930	9,793	5,069
Interest on short-term borrowings	21	25	81	142
Interest on junior subordinated deferrable interest debentures	898	490	2,494	1,382

Total interest expense	4,615	2,445	12,368	6,593

Net interest income	21,238	15,356	61,628	45,674
Provision for the allowance for loan and lease losses	—	—	—	560

Net interest income after provision for the allowance for loan and lease losses	21,238	15,356	61,628	45,114

Non-interest income:
Service charges and fees on deposit accounts	2,070	1,531	5,801	4,710
Referral and other loan-related fees	1,298	808	2,834	2,132
Loan servicing income	102	71	340	242
Gain on sale of loans, net	—	3	—	179
Revenues from sales of non-deposit investment products	204	125	570	497
(Loss) gain on sale of investment securities available-for- sale, net	(1)	1	(56)	(3,335)
Increase in cash surrender value of life insurance	396	291	1,240	918
Other	402	334	1,309	1,999

Total non-interest income	4,471	3,164	12,038	7,342

Non-interest expense:
Salaries and employee benefits	7,471	6,125	22,469	18,789
Occupancy and equipment	2,039	1,747	6,030	5,169
Merger	—	177	—	2,319
Other	5,147	4,199	15,616	12,784

Total non-interest expense	14,657	12,248	44,115	39,061

Income before provision for income taxes	11,052	6,272	29,551	13,395
Provision for income taxes	4,406	2,385	11,634	4,857

Net income	$6,646	$3,887	$17,917	$8,538

Earnings per share:
Basic	$0.44	$0.27	$1.20	$0.61
Diluted	$0.44	$0.27	$1.18	$0.60

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Nine Months Ended September 30, 2005
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2004	14,877,056	$157,834	$33,323	$484	$191,641
Comprehensive income:
Net income			17,917		17,917
Net change in unrealized gain on investment securites available- for-sale, net of tax				(1,930)	(1,930)

Total comprehensive income					15,987

Stock options exercised, including tax benefit	115,698	1,894			1,894
Dividend declared ($0.36 per share)			(5,373)		(5,373)

Balance, September 30, 2005	14,992,754	$159,728	$45,867	$(1,446)	$204,149

	Nine Months Ended September 30, 2004
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2003	13,683,493	$142,777	$21,049	$1,068	$164,894
Comprehensive income:
Net income			8,538		8,538
Net change in unrealized gain on investment securities available- for-sale, net of tax				(371)	(371)

Total comprehensive income					8,167

Stock options exercised, including tax benefit	417,201	4,685			4,685
Initial public offering, net of issuance costs	568,194	7,262			7,262
Stock issued in connection with acquistion of minority interest		92			92
Repurchase of shares of dissenting minority shareholder	(1,746)	(32)			(32)
Stock-based compensation		38			38

Balance, September 30, 2004	14,667,142	$154,822	$29,587	$697	$185,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$17,917	$8,538
Adjustments to reconcile net income to net cash provided by operations:
Provision for the allowance for loan and lease losses	—	560
(Accretion) amortization of investment security discounts/premiums, net	(120)	52
Amortization of other intangible assets	1,947	1,461
Increase in deferred loan fees, net	235	1,537
Depreciation and amortization	2,362	2,226
Dividends received on FHLB and FRB stock	(357)	(92)
Stock-based compensation	—	38
Loss on sale of investment securities available-for-sale, net	56	3,335
Gain on sale of loans held for sale, net	—	(179)
Fundings of loans held for sale	—	(4,607)
Proceeds from sale of loans held for sale	—	4,853
Loss on disposal of premises and equipment	8	17
Gain from life insurance proceeds	—	(397)
Loss on sale of other real estate	22	—
Write down of other real estate	—	148
Deferred income taxes	(804)	(594)
Increase in cash surrender value of life insurance	(1,240)	(918)
Net (increase) decrease in accrued interest receivable and other assets	(817)	1,670
Net decrease in accrued interest payable and other liabilities	(1,279)	(1,842)

Net cash provided by operating activities	17,930	15,806

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(33,938)	(122,852)
Proceeds from the sale of investment securities available-for-sale	21,473	145,805
Proceeds from calls and maturities of investment securities available-for-sale	29,265	120,195
Proceeds from principal repayments of investment securities available-for-sale	187	121
Purchase of FHLB and FRB stock	(3,707)	(1,965)
Deposit on single premium cash surrender value life insurance	(311)	(306)
Proceeds from cash surrender value life insurance	—	758
Net increase in loans and leases held for investment	(59,321)	(101,682)
Proceeds from recoveries of charged-off loans	1,578	803
Purchases of premises and equipment	(2,314)	(980)
Proceeds from sale of premises and equipment	32	10
Proceeds from sale of other real estate	635	—
Investment in limited partnership	(683)	—

Net cash (used in) provided by investing activities	(47,104)	39,907

Cash flows from financing activities:
Net increase in demand, interest bearing and savings deposits	25,714	68,092
Net increase in time deposits	49,974	43,702
Net decrease in short-term borrowings	(5,591)	(27,973)
Dividends paid	(6,118)	—
Exercise of stock options	1,894	4,685
Initial public offering proceeds, net	—	7,262
Repurchase of shares of dissenting minority shareholder	—	(32)

Net cash provided by financing activities	65,873	95,736

Net increase in cash and cash equivalents	36,699	151,449
Cash and cash equivalents, beginning of period	39,616	88,505

Cash and cash equivalents, end of period	$76,315	$239,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2005 and 2004

NOTE 1—BASIS OF PRESENTATION

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Placer Sierra Bancshares (the Company) and the consolidated accounts of its wholly-owned subsidiary, Placer Sierra Bank (PSB). All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. The financial statements reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

For financial reporting purposes, the Company’s investments in Placer Statutory Trust III, Placer Statutory Trust II, Southland Statutory Trust I and First Financial Bancorp Trust I are accounted for under the equity method and are included in other assets on the unaudited consolidated balance sheet. The junior subordinated debentures issued and guaranteed by the Company and held by the trusts are reflected on the Company’s unaudited condensed consolidated balance sheet.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computation is as follows (dollars in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Basic
Net income	$6,646	$3,887	$17,917	$8,538
Weighted average shares outstanding	14,962,765	14,213,762	14,922,100	13,900,004
Earnings per share - basic	$0.44	$0.27	$1.20	$0.61

Diluted
Net income	$6,646	$3,887	$17,917	$8,538
Weighted average shares outstanding	15,262,052	14,544,549	15,235,484	14,143,456
Earnings per share - diluted	$0.44	$0.27	$1.18	$0.60

For the three and nine months ended September 30, 2005, 75,000 and 135,000, respectively, and for the three and nine months ended September 30, 2004, 59,000 shares of common stock issuable under stock option agreements were not included in the computation of diluted earnings per share because the exercise price was equal to or greater than the stock’s average market price and their effect would be antidilutive.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$6,646	$3,887	$17,917	$8,538
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—	—	38
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(133)	(10)	(346)	(50)

Pro forma net income	$6,513	$3,877	$17,571	$8,526

Basic earnings per share – as reported	$0.44	$0.27	$1.20	$0.61
Diluted earnings per share – as reported	$0.44	$0.27	$1.18	$0.60
Basic earnings per share – pro forma	$0.44	$0.27	$1.18	$0.61
Diluted earnings per share – pro forma	$0.43	$0.27	$1.15	$0.60

The fair value of the options granted during the three and nine months ended September 30, 2005 and 2004 are noted below and were based on an option-pricing model with the following assumptions and prices:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	1.50%	1.50%	1.50%	1.50%
Expected volatility	25.00%	25.00%	25.00%	25.00%
Risk-free interest rate	4.15%	3.47%	3.89%	3.47%
Expected option life	6.25 years	5.00 years	5.06 years	5.00 years
Weighted average fair value of options granted during the period	$8.06	$4.19	$6.41	$4.04

A summary of the activity in the Placer Sierra Bancshares 2002 Amended and Restated Stock Option Plan is as follows:

	For the Nine Months Ended September 30,
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	591,031	$12.40	803,271	$9.00

Options granted	226,500	$25.54	64,000	$19.41
Options exercised	(49,271)	$9.65	(198,494)	$9.00
Options canceled	(23,243)	$16.28	(25,834)	$9.00

Options outstanding, end of period	745,017	$16.46	642,943	$10.04

Options exercisable, end of period	332,107	$9.66	416,712	$9.00

A summary of the activity in the Southland Capital Co. 2002 Stock Option Plan is as follows:

	For the Nine Months Ended September 30,
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	308,976	$7.82	663,114	$7.82

Options granted	—	$—	31,260	$7.82
Options exercised	(47,506)	$7.82	(216,645)	$7.82
Options canceled	(6,552)	$7.82	(74,319)	$7.82

Options outstanding, end of period	254,918	$7.82	403,410	$7.82

Options exercisable, end of period	228,844	$7.82	326,972	$7.82

In addition to the above plans, during 2002 stock options for 47,897 shares were granted to past directors and a former executive officer of PSB. No additional options have subsequently been granted outside the above plans. During the nine months ended September 30, 2005, 18,921 options related to these grants were exercised and none canceled. During the nine months ended September 30, 2004, 6,327 options were exercised and 4,971 were canceled. At September 30, 2005, no options were outstanding or exercisable related to these grants. At September 30, 2004, a total of 18,921 options were outstanding and exercisable related to these grants.

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

The Company received notice of appeal from the judgment and satisfaction of judgment filed and entered by the Superior Court of the State of California for the County of Orange in a litigation matter, Bank of Orange County v. Azar. et al. The litigation matter involves Bank of Orange County, a division of PSB. Bank of Orange County v. Azar, et al, was originally filed on November 18, 2003. On June 23, 2005, Bank of Orange County received a notice of entry of judgment and satisfaction of judgment with respect to this matter. The litigation relates to a number of Cerritos Valley Bank shareholders who exercised their statutory right pursuant to Chapter 13 of the California Corporations Code to dissent from the 2002 merger of Cerritos Valley Bank with and into Bank of Orange County. Rather than accept the merger consideration of $9.79 per share of common stock paid to Cerritos Valley Bank shareholders who did not dissent from the merger, the dissenting shareholders claimed that the fair market value of their shares of common stock was $25.76 per share. Prior to consummation of the merger, Bank of Orange County deposited the sum of approximately $3.8 million with the exchange agent for the merger, representing $9.79 per share multiplied by the number of shares held by dissenting shareholders.

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

The notice of appeal from the judgment and satisfaction of judgment was filed on August 12, 2005 by dissenting shareholders that hold a majority of the Cerritos Valley Bank common stock shares involved in the litigation. Shareholders holding the remaining Cerritos Valley Bank common stock shares involved in the litigation are not participating in the appeal. Bank of Orange County intends to continue to vigorously defend this action.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	September 30, 2005	December 31, 2004
Commitments to extend credit	$452,485	$373,935
Standby letters of credit	$11,167	$5,706

Commitments to extend credit consist primarily of unfunded home equity lines of credit, single-family residential and commercial real estate construction loans, and commercial revolving lines of credit. Home equity lines of credit are secured by deeds of trust, are limited by our loan policy to no more than $500,000 and are generally limited to a combined loan to value of 80%, although borrowers with the highest credit scores can borrow up to 85%. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by PSB to guarantee the performance of a customer to a third party. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant as of September 30, 2005 or December 31, 2004. The Company recognizes these fees as revenue over the term of the commitment, or when the commitment is used. Standby letters of credit are generally issued for one year or less and secured by certificates of deposit or are issued as sub-features under existing revolving credit commitments.

NOTE 5—COMPREHENSIVE INCOME

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive income (loss). Total comprehensive income and the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2005 and 2004 are presented net of taxes in the unaudited condensed consolidated statement of changes in shareholders’ equity and comprehensive income. Total comprehensive income for the three months ended September 30, 2005 and 2004 totaled $5.2 million and $4.6 million, respectively.

The components of other comprehensive income (loss) are as follows (dollars in thousands):

	Before Tax	Tax Benefit (Expense)	After Tax
For the Three Months Ended September 30, 2005
Other comprehensive loss:
Unrealized holding losses	$(2,444)	$1,005	$(1,439)
Less: reclassification adjustment for net losses included in net income	(1)	—	(1)

Total other comprehensive loss	$(2,443)	$1,005	$(1,438)

For the Three Months Ended September 30, 2004
Other comprehensive income:
Unrealized holding gains	$1,216	$(511)	$705
Less: reclassification adjustment for net gains included in net income	1	—	1

Total other comprehensive income	$1,215	$(511)	$704

For the Nine Months Ended September 30, 2005
Other comprehensive loss:
Unrealized holding losses	$(3,330)	$1,368	$(1,962)
Less: reclassification adjustment for net losses included in net income	(56)	24	(32)

Total other comprehensive loss	$(3,274)	$1,344	$(1,930)

For the Nine Months Ended September 30, 2004
Other comprehensive loss:
Unrealized holding losses	$(3,975)	$1,671	$(2,304)
Less: reclassification adjustment for net losses included in net income	(3,335)	1,402	(1,933)

Total other comprehensive loss	$(640)	$269	$(371)

NOTE 6—RECENT ACCOUNTING DEVELOPMENTS

Stock-Based Payments

In December 2004, the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. In April 2005, the Securities and Exchange Commission adopted a rule that defers the compliance date of FAS 123 (R) from the first reporting period beginning after June 15, 2005 to the first fiscal year beginning after June 15, 2005, effectively January 1, 2006 for the Company. FAS 123 (R) allows for either a modified prospective recognition of compensation expense or a modified retrospective recognition. The Company currently intends to apply the modified prospective recognition method and implement the provisions of FAS 123 (R) beginning in the first quarter of 2006. Management has completed its evaluation of the effect that FAS 123 (R) and believes that the effect of its implementation will be consistent with the pro forma disclosures, see Note 3.

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

As of December 31, 2004 and September 30, 2005, we owned 100% of Placer Sierra Bank and 100% of the common stock of Placer Statutory Trust II, Placer Statutory Trust III, Southland Statutory Trust I and First Financial Bancorp Trust I. The trusts were formed for the exclusive purpose of issuing and selling trust preferred securities.

As of September 30, 2004, we owned 100% of Placer Sierra Bank and 100% of the common stock of Placer Statutory Trust II and Southland Statutory Trust I.

How We Generate Revenues

Our bank derives its income primarily from interest on real estate-related loans, commercial loans and leases, consumer loans and interest on investment securities. To a lesser extent, we earn income from fees from the sale and referral of loans, fees received in connection with servicing loans and service charges on deposit accounts. We also earn income through a subsidiary, Central Square Company, Inc., which sells non-deposit investment products through a third-party provider. The bank’s major expenses are salaries and benefits, the interest it pays on deposits and borrowings and general operating expenses.

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

We have 31 Northern California branches that serve an eight-county area including Placer, Sacramento and El Dorado, commonly known as the greater Sacramento metropolitan region, and the adjacent counties of Amador, Calaveras, Nevada, Sierra and San Joaquin. We have nine Southern California branches that serve both Los Angeles and Orange counties. We have other locations in California including loan production offices in Fresno and San Jose and a mortgage center in Quincy.

How Economic Factors Impact Us

We are subject to competition from other financial institutions and our operating results, like those of other financial institutions operating in California, are significantly influenced by economic conditions in California, including the strength of the real estate market. In addition, both the fiscal and regulatory policies of the federal and state government and regulatory authorities that govern financial institutions and market interest rates impact our financial condition, results of operations and cash flows.

Our earnings and growth are subject to the influence of certain economic conditions, including inflation, recession and unemployment. Our earnings are affected not only by general economic conditions but also by the monetary and fiscal policies of the United States and federal agencies, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States Government securities and by its control of the discount rates applicable to borrowings by banks from the Federal Reserve. The actions of the Federal Reserve in these areas influence the growth of bank loans and leases, investments and deposits and affect the interest rates charged on loans and leases and paid on deposits. The Federal Reserve’s policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The nature and timing of any future changes in monetary policies are not predictable.

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

We acquired First Financial Bancorp, parent company of Bank of Lodi, to begin our Northern California expansion southward through the high growth California central valley. The assets of First Financial Bancorp, with a fair value totaling $345.7 million, were incorporated in our balance sheet on December 10, 2004, upon closing of the acquisition. The acquisition was accounted for under the purchase method of accounting. Bank of Lodi operated nine branches located in Sacramento, El Dorado, San Joaquin, Amador, and Calaveras Counties in Northern California. We operate seven of the acquired branches under the brand name Bank of Lodi, a division of the bank. In addition, we rebranded one acquired branch under our bank’s name and we closed one location, consolidating its operations into our Sacramento Commercial Bank location.

Our Opportunities, Challenges and Risks

Our strategy is to be the premier banking company for the long-term benefit of our shareholders, customers and employees. We believe we have opportunities for internal loan and deposit growth, because our primary operations are located in three of the strongest growth markets in Northern, Central and Southern California and we plan to position our company to take full advantage of these markets.

Despite our position of being in three of the strongest growth markets in California, we face the risk of being particularly sensitive to changes in the California economy. In particular, real estate values could be affected by earthquakes, fires and other natural disasters in California. If the economy weakens, it could cause loan demand to decline and also affect our core deposit growth. Geographic distance between our operations may also hinder our consistency and efficiency.

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

Critical Accounting Policies

Our accounting policies are integral to understanding the financial results reported. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and consistently applied from period to period. In addition, our policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. We have identified our policy for the allowance for loan and lease losses, our estimate of the fair value of financial instruments and our valuation of goodwill and other intangible assets as critical accounting policies. Please see the section entitled “Allowance for Loan and Lease Losses” for a discussion related to this policy. Our significant accounting policies and practices are described in further detail in Note 2 to our Consolidated Financial Statements filed with our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Key Performance Indicators

The following sections contain tables and data setting forth certain statistical information about us for the three and nine months ended September 30, 2005 and 2004. This discussion should be read in conjunction with our unaudited Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2005 and 2004 included herein, and our audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2004, filed with our Annual Report on Form 10-K.

As of September 30, 2005, we had total assets of $1.859 billion, total loans and leases held for investment, net of deferred fees and costs, of $1.352 billion, total deposits of $1.576 billion and shareholders’ equity of $204.1 million. For the three months ended September 30, 2005 average earning assets were $1.619 billion, average loans and leases held for investment, net of deferred fees and costs, were $1.341 billion, and average deposits were $1.580 billion. As of September 30, 2005, 14,992,754 shares of our common stock were outstanding, having a book value per share of $13.62.

For the three months ended September 30, 2005, we recorded net income of $6.6 million, or $0.44 per share, on a diluted basis and for the nine months ended September 30, 2005, we recorded net income of $17.9 million, or $1.18 per share on a diluted basis. Our financial results for the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004, reflect the successful integration of our acquisitions in 2004 of both Southland Capital Co. and First Financial Bancorp.

The following table presents our key performance indicators on a GAAP basis for the three and nine months ended September 30, 2005 and 2004 and the basis for calculating these indicators:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net interest income	$21,238	$15,356	$61,628	$45,674
Non-interest income	4,471	3,164	12,038	7,342

	25,709	18,520	73,666	53,016
Provision for the allowance for loan and lease losses	—	—	—	560
Non-interest expense	14,657	12,248	44,115	39,061
Provision for income taxes	4,406	2,385	11,634	4,857

Net income	$6,646	$3,887	$17,917	$8,538

Average assets	$1,862,842	$1,473,663	$1,838,461	$1,418,867
Average shareholders’ equity	$200,746	$176,681	$196,008	$171,481
Share Information:
Weighted average shares outstanding – basic	14,962,765	14,213,762	14,922,100	13,900,004
Weighted average shares outstanding – diluted	15,262,052	14,544,549	15,235,484	14,143,456
Profitability Measures:
GAAP earnings per share – basic	$0.44	$0.27	$1.20	$0.61
GAAP earnings per share – diluted	$0.44	$0.27	$1.18	$0.60
GAAP return on average assets	1.42%	1.05%	1.30%	0.80%
GAAP return on average shareholders’ equity	13.13%	8.75%	12.22%	6.65%
GAAP efficiency ratio	57.01%	66.13%	59.89%	73.68%

We believe that the presentation of our operating earnings excluding merger related costs and the investment security restructuring loss is important to gaining an understanding of the financial performance of our core banking operations. Accordingly, the following table shows operating earnings, which is a non-GAAP basis presentation of our key performance indicators for the three and nine months ended September 30, 2005 and 2004:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net income	$6,646	$3,887	$17,917	$8,538
Acquisition related:
Merger expenses, net of tax effect	—	109	—	1,550
Investment security restructuring loss, net of tax effect	—	—	—	2,210

Operating earnings	$6,646	$3,996	$17,917	$12,298

Profitability Measures:
Operating earnings per share – basic	$0.44	$0.28	$1.20	$0.88
Operating earnings per share – diluted	$0.44	$0.27	$1.18	$0.87
Operating return on average assets	1.42%	1.08%	1.30%	1.16%
Operating return on average shareholders’ equity	13.13%	9.58%	12.22%	9.00%
Operating efficiency ratio	57.01%	65.18%	59.89%	64.65%

Third Quarter Analysis. Net income for the three months ended September 30, 2005 was $6.6 million, or $0.44 per diluted share. Net income for the three months ended September 30, 2004 was $3.9 million, or $0.27 per diluted share. Return on average assets was 1.42%, compared to 1.05% for the same period of 2004. Return on average equity was 13.13%, compared to 8.75% for the same period of 2004.

Net income for the quarter ended September 30, 2004 was impacted by merger expenses of $177,000 ($109,000 after tax) related to the merger with Bank of Orange County, by the Company’s liquidity strategy put in place to facilitate the acquisition of First Financial Bancorp, and by the liquidity created by selling Bank of Orange County’s long-term investment securities portfolio.

Net interest income for the three months ended September 30, 2005 was $21.2 million, an increase of 38.3% over net interest income of $15.4 million in the same period of 2004. The increase in net interest income is primarily the result of the acquisition of First Financial Bancorp, the investment of excess liquidity created by the acquisition of Southland Capital Co. into higher yielding items, such as loans and investment securities, and the beneficial impact of a rising interest rate environment on our asset sensitive balance sheet.

Total non-interest income for the three months ended September 30, 2005 was $4.5 million, compared to $3.2 million for the same period of 2004. The increase in non-interest income is the result of: 1) the acquisition of First Financial Bancorp, 2) an increase in service charges and fees on deposit accounts, principally attributable to a revised fee structure and 3) an increase in referral and other loan-related fees, principally attributable to an increase in commercial real estate loans referred to third parties.

The efficiency ratio is a measure of how effective we are at managing our non-interest expense dollars. A lower or declining ratio indicates improving efficiency. The efficiency ratio for the three months ended September 30, 2005 was 57.01%, compared to 66.13% for the same period of 2004. Excluding merger related costs associated with the acquisition of Southland Capital Co., the operating efficiency ratio for the three months ended September 30, 2004 was 65.18%.

Nine Month Analysis. Net income for the nine months ended September 30, 2005 was $17.9 million, or $1.18 per diluted share. Net income for the nine months ended September 30, 2004 was $8.5 million, or $0.60 per diluted share. Return on average assets was 1.30%, compared to 0.80% for the same period of 2004. Return on average equity was 12.22%, compared to 6.65% for the same period of 2004.

Net income for the nine months ended September 30, 2004 was impacted by the following items related to the acquisition of Southland Capital Co: $2.3 million ($1.6 million after tax) of merger related expenses and a $3.8 million ($2.2 million after tax) loss from the sale of $72.0 million of Bank of Orange County’s investment securities portfolio incurred to align our two banks’ interest rate risk and liquidity profiles. Excluding the impact of these items, operating earnings for the nine months ended September 30, 2004 was $12.3 million, or $0.87 per diluted share.

Net interest income for the nine months ended September 30, 2005 was $61.6 million, an increase of 34.9% over net interest income of $45.7 million in the same period of 2004. The increase is primarily the result of the acquisition of First Financial Bancorp, the investment of excess liquidity created by the acquisition of Southland Capital Co. into higher yielding items, such as loans and investment securities, and the beneficial impact of a rising interest rate environment on our asset sensitive balance sheet.

Total non-interest income for the nine months ended September 30, 2005 was $12.0 million, compared to $7.3 million for the same period of 2004. During the nine months ended September 30, 2004, we recorded an investment portfolio restructuring loss of $3.8 million, a $397,000 gain from life insurance proceeds and a $528,000 recovery of an operational charge-off. The remaining increase in non-interest income is the result of: 1) the acquisition of First Financial Bancorp, 2) an increase in service charges and fees on deposit accounts, principally attributable to a revised fee structure and 3) an increase in referral and other loan-related fees, principally attributable to an increase in commercial real estate loans referred to third parties.

The efficiency ratio is a measure of how effective we are at managing our non-interest expense dollars. A lower or declining ratio indicates improving efficiency. The efficiency ratio for the nine months ended September 30, 2005 was 59.89%, compared to 73.68% for the same period of 2004. Excluding the merger related costs and investment portfolio restructuring loss associated with the acquisition of Southland Capital Co., the operating efficiency ratio for the nine months ended September 30, 2004 was 64.65%.

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

	For the Three Months Ended September 30, 2005			For the Three Months Ended September 30, 2004
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans held for sale	$—	$—	0.00%	$536	$6	4.45%
Loans and leases held for investment (1) (2) (3)	1,340,592	22,864	6.77%	1,022,290	15,780	6.14%
Investment securities -
Taxable	213,956	2,361	4.38%	113,492	1,367	4.79%
Tax-exempt (1)	18,090	185	4.06%	11,765	130	4.40%
Federal funds sold	31,806	264	3.29%	118,066	388	1.31%
Interest bearing deposits with other banks	125	—	0.00%	125	1	3.18%
Other earning assets (4)	14,250	179	4.98%	9,317	129	5.51%

Total interest earning assets	1,618,819	25,853	6.34%	1,275,591	17,801	5.55%
Non-interest earning assets:
Cash and due from banks	59,187			72,080
Other assets	184,836			125,992

Total assets	$1,862,842			$1,473,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits -
Interest bearing demand	$254,133	273	0.43%	$195,766	182	0.37%
Money market	279,585	670	0.95%	214,957	394	0.73%
Savings	174,249	151	0.34%	135,624	118	0.35%
Time certificates of deposit	369,605	2,602	2.79%	260,651	1,236	1.89%

Total interest bearing deposits	1,077,572	3,696	1.36%	806,998	1,930	0.95%
Short-term borrowings	11,030	21	0.76%	14,696	25	0.68%
Long-term debt	53,611	898	6.65%	38,146	490	5.11%

Total interest bearing liabilities	1,142,213	4,615	1.60%	859,840	2,445	1.13%
Non-interest bearing liabilities:
Demand deposits	502,631			423,639
Other liabilities	17,252			13,503

Total liabilities	1,662,096			1,296,982
Shareholders’ equity	200,746			176,681

Total liabilities and shareholders’ equity	$1,862,842			$1,473,663

Net interest income		$21,238			$15,356

Net interest margin (5)			5.20%			4.79%

(1)	Yields on loans and leases and tax exempt securities have not been adjusted to a tax-equivalent basis because the impact is not material.
(2)	Average non-accrual loans and leases of $2.8 million for the three months ended September 30, 2005 and 2004, are included in the yield computations.
(3)	Interest income includes net deferred loan and lease fees and costs of $353,000 and $430,000 for the three months ended September 30, 2005 and 2004 respectively.
(4)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5)	Net interest margin is computed by dividing annualized net interest income by total average earning assets.

	For the Nine Months Ended September 30, 2005			For the Nine Months Ended September 30, 2004
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans held for sale	$—	$—	0.00%	$267	$9	4.50%
Loans and leases held for investment (1) (2) (3)	1,311,779	65,348	6.66%	991,294	45,778	6.17%
Investment securities -
Taxable	214,373	7,008	4.37%	141,862	5,156	4.85%
Tax-exempt (1)	18,300	535	3.91%	11,965	394	4.40%
Federal funds sold	28,431	618	2.91%	70,052	586	1.12%
Interest bearing deposits with other banks	125	2	2.14%	42	1	3.18%
Other earning assets (4)	12,723	485	5.10%	8,633	343	5.31%

Total interest earning assets	1,585,731	73,996	6.24%	1,224,115	52,267	5.70%
Non-interest earning assets:
Cash and due from banks	67,113			68,304
Other assets	185,617			126,448

Total assets	$1,838,461			$1,418,867

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits -
Interest bearing demand	$254,651	729	0.38%	$192,757	508	0.35%
Money market	275,789	1,942	0.94%	208,454	1,007	0.65%
Savings	177,551	459	0.35%	132,774	344	0.35%
Time certificates of deposit	353,282	6,663	2.52%	243,474	3,210	1.76%

Total interest bearing deposits	1,061,273	9,793	1.23%	777,459	5,069	0.87%
Short-term borrowings	13,305	81	0.81%	21,780	142	0.87%
Long-term debt	53,611	2,494	6.22%	38,146	1,382	4.84%

Total interest bearing liabilities	1,128,189	12,368	1.47%	837,385	6,593	1.05%
Non-interest bearing liabilities:
Demand deposits	494,363			395,235
Other liabilities	19,901			14,766

Total liabilities	1,642,453			1,247,386
Shareholders’ equity	196,008			171,481

Total liabilities and shareholders’ equity	$1,838,461			$1,418,867

Net interest income		$61,628			$45,674

Net interest margin (5)			5.20%			4.98%

(1)	Yields on loans and leases and tax exempt securities have not been adjusted to a tax-equivalent basis because the impact is not material.
(2)	Average non-accrual loans and leases of $3.1 million and $2.5 million for the nine months ended September 30, 2005 and 2004, respectively, are included in the yield computations.
(3)	Interest income includes net deferred loan and lease fees and costs of $1.2 million and $830,000 for the nine months ended September 30, 2005 and 2004, respectively.
(4)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5)	Net interest margin is computed by dividing annualized net interest income by total average earning assets.

The following tables show the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
	Net Change	Rate	Volume	Mix
	(Dollars in thousands)
Interest income:
Loans held for sale	$(6)	$(6)	$(6)	$6
Loans and leases held for investment	7,084	1,608	4,913	563
Investment securities available-for-sale:
Taxable	994	(118)	1,210	(98)
Tax-exempt	55	(10)	70	(5)
Federal funds sold	(124)	589	(283)	(430)
Interest bearing deposits with other banks	(1)	(1)	—	—
Other earning assets	50	(12)	68	(6)

Total interest income	8,052	2,050	5,972	30
Interest expense:
Interest bearing demand	91	28	54	9
Money market	276	120	118	38
Savings	33	(1)	34	—
Time certificates of deposit	1,366	594	517	255
Short-term borrowings	(4)	3	(6)	(1)
Long-term debt	408	147	199	62

Total interest expense	2,170	891	916	363

Net interest income	$5,882	$1,159	$5,056	$(333)

	Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
	Net Change	Rate	Volume	Mix
	(Dollars in thousands)
Interest income:
Loans held for sale	$(9)	$(9)	$(9)	$9
Loans and leases held for investment	19,570	3,650	14,800	1,120
Investment securities available-for-sale:
Taxable	1,852	(514)	2,635	(269)
Tax-exempt	141	(44)	209	(24)
Federal funds sold	32	938	(348)	(558)
Interest bearing deposits with other banks	1	—	2	(1)
Other earning assets	142	(14)	163	(7)

Total interest income	21,729	4,007	17,452	270
Interest expense:
Interest bearing demand	221	44	163	14
Money market	935	462	325	148
Savings	115	—	116	(1)
Time certificates of deposit	3,453	1,386	1,448	619
Short-term borrowings	(61)	(9)	(55)	3
Long-term debt	1,112	394	560	158

Total interest expense	5,775	2,277	2,557	941

Net interest income	$15,954	$1,730	$14,895	$(671)

Third Quarter Analysis. Net interest income increased 38.3%, or $5.9 million, to $21.2 million for the third quarter of 2005, from $15.4 million for the same period of 2004. Average earning assets increased 26.9%, or $343.2 million, to $1.619 billion for the third quarter of 2005, from $1.276 billion for the same period of 2004. Average loans and leases held for investment, net of deferred fees and costs, increased by 31.1%, or $318.3 million, to $1.341 billion for the third quarter of 2005, from $1.022 billion for the same period of 2004. These increases are primarily attributable to the acquisition of First Financial Bancorp. Average core deposits (all deposit categories other than time certificates of deposit) increased 24.8%, or $240.6 million, to $1.211 billion for the third quarter of 2005, from $970.0 million for the same period of 2004. Excluding average core deposits of $190.4 million held in our First Financial Bancorp branches during the third quarter of 2005, average core deposits grew 5.2%, or $50.3 million from the same period of 2004.

The net interest margin for the third quarter of 2005 increased to 5.20% from 4.79% for the same period of 2004, primarily attributable to an increase in yields on total interest earning assets to 6.34% for the third quarter of 2005, from 5.55% for the same period of 2004, which was greater than the increase in the cost of total interest bearing liabilities to 1.60% for the third quarter of 2005, from 1.13% for the same period of 2004. Partially offsetting this increase in the spread on interest earning assets to interest bearing liabilities was a decline in the ratio of interest earning assets to interest bearing liabilities to 141.7% for the third quarter of 2005, from 148.4% for the third quarter of 2004.

Interest income increased 45.2%, or $8.1 million, to $25.9 million for the third quarter of 2005, from $17.8 million for the same period of 2004. Average loans and leases, including loans held for investment and for sale, increased 31.1%, or $317.8 million, to $1.341 billion for the third quarter of 2005, from $1.023 billion for the same period of 2004, primarily reflecting our acquisition of First Financial Bancorp. Average loans and leases, including loans held for investment and for sale, yielded 6.77% for the third quarter of 2005, compared to 6.14% for the same period of 2004. The increase in the yields on average loans and leases primarily reflects the impact of loans that re-priced during a period of rising short-term interest rates. While the yield on average total loans and leases increased between comparable periods, the yield on investment securities decreased to 4.35% for the third quarter of 2005, from 4.75% for the same period of 2004. Between October 1, 2004 and September 30, 2005, the majority of the investment portfolio was either sold, matured or was called as a consequence of a rising interest rate environment. The decline in the yield of the investment portfolio between 2004 and 2005 reflects the shorter duration and correspondingly lower yields associated with preparing for a rising rate environment.

Interest expense on all interest bearing liabilities increased 88.8%, or $2.2 million, to $4.6 million for the third quarter of 2005, from $2.4 million in the same period of 2004. Total average interest bearing liabilities increased 32.8%, or $282.4 million, to $1.142 billion for the third quarter of 2005, from $859.8 million for the same period of 2004. The increase is primarily attributable to our acquisition of First Financial Bancorp. The cost of our interest bearing liabilities increased to 1.60% for the third quarter of 2005, from 1.13% for the same period of 2004. This increase was the result of the higher cost of time certificates of deposit and money market deposits, as well as higher rates paid on junior subordinated deferrable interest debentures. Junior subordinated deferrable interest debentures reprice quarterly and are tied to the 90-day LIBOR.

Interest expense on interest bearing deposits increased 91.5%, or $1.8 million, to $3.7 million for the third quarter of 2005, from $1.9 million for the same period of 2004. The increase is primarily attributable to our acquisition of First Financial Bancorp. In the first and second quarters of 2005, we focused on attracting longer-duration time certificates of deposit through new product offerings, which we believe has helped mitigate net interest margin compression and will continue to do so over the next 12 to 24 months. Another contributing factor to the increase in interest expense on interest bearing deposits was the alignment of the Bank of Orange County and Placer Sierra Bank deposit rate schedules after the merger of the two banks in the third quarter of 2004, which resulted in an increase in the average rate paid on our Southern California money market deposits. A substantial percentage of our funding sources are non-interest bearing demand deposits, which represented approximately 31.8% of average total deposits for the third quarter of 2005, a decrease from 34.4% for the same period of 2004. The decrease in the percentage of non-interest bearing demand deposits to total deposits along with higher rates paid on both time certificates of deposit and money market deposits increased our overall cost of deposits to 0.93% for the third quarter of 2005, from 0.62% for the same period of 2004. As a percentage of average total deposits, time certificates of deposit increased to 23.4% for the third quarter of 2005, from 21.2% for the same period of 2004.

Nine Month Analysis. Net interest income increased 34.9%, or $16.0 million, to $61.6 million for the nine months ended September 30, 2005, from $45.7 million for the same period of 2004. Average earning assets increased 29.5%, or $361.6 million, to $1.586 billion for the nine months ended September 30, 2005, from $1.224 billion for the same period of 2004. Average loans and leases held for investment, net of deferred fees and costs, increased by 32.3%, or $320.5 million, to $1.312 billion for the nine months ended September 30, 2005, from $991.3 million for the same period of 2004. These increases are primarily attributable to the acquisition of First Financial Bancorp. Average core deposits (all deposit categories other than time certificates of deposit) increased 29.4%, or $273.1 million, to $1.202 billion for the nine months ended September 30, 2005, from $929.2 million for the same period of 2004. Excluding average core deposits of $196.2 million held in our First Financial Bancorp branches during the nine months ended September 30, 2005, average core deposits grew 8.3%, or $76.9 million, from the same period of 2004.

The net interest margin for the nine months ended September 30, 2005 increased to 5.20%, from 4.98% for the same period of 2004, primarily attributable to an increase in yields on total interest earning assets to 6.24% for the nine months ended September 30, 2005, from 5.70% for the same period of 2004, which was greater than the increase in the cost of total interest bearing liabilities to 1.47% for the nine months ended September 30, 2005, from 1.05% for the same period of 2004. Partially offsetting this increase in the spread on interest earning assets to interest bearing liabilities was a decline in the ratio of interest earning assets to interest bearing liabilities to 140.6% for the nine months ended September 30, 2005, from 146.2% for the same period of 2004.

Interest income increased 41.6%, or $21.7 million, to $74.0 million for the nine months ended September 30, 2005, from $52.3 million for the same period of 2004. Average loans and leases, including loans held for investment and for sale, increased 32.3%, or $320.2 million, to $1.312 billion for the nine months ended September 30, 2005, from $991.6 million for the same period of 2004, primarily reflecting our acquisition of First Financial Bancorp. Average loans and leases, including loans held for investment and for sale, yielded 6.66% for the nine months ended September 30, 2005, compared to 6.17% for the same period of 2004. The increase in the yields on average loans and leases primarily reflects the impact of loans that re-priced during a period of rising short-term interest rates. While the yield on average total loans and leases increased between comparable periods, the yield on investment securities decreased to 4.33% for the nine months ended September 30, 2005, from 4.82% for the same period of 2004. Between October 1, 2004 and September 30, 2005, the majority of the investment portfolio was either sold, matured or was called as a consequence of a rising interest rate environment. The decline in the yield of the investment portfolio between 2004 and 2005 reflects the shorter duration and correspondingly lower yields associated with preparing for a rising rate environment.

Interest expense on all interest bearing liabilities increased 87.6%, or $5.8 million, to $12.4 million for the nine months ended September 30, 2005, from $6.6 million in the same period of 2004. Total average interest bearing liabilities increased 34.7%, or $290.8 million, to $1.128 billion for the nine months ended September 30, 2005, from $837.4 million for the same period of 2004. The increase is primarily attributable to our acquisition of First Financial Bancorp. The cost of our interest bearing liabilities increased to 1.47% for the nine months ended September 30, 2005, from 1.05% for the same period of 2004. This increase was the result of the higher cost of time certificates of deposit and money market deposits, as well as higher rates paid on junior subordinated deferrable interest debentures. Junior subordinated deferrable interest debentures reprice quarterly and are tied to the 90-day LIBOR.

Interest expense on interest bearing deposits increased 93.2%, or $4.7 million, to $9.8 million for the nine months ended September 30, 2005, from $5.1 million for the same period of 2004. The increase is primarily attributable to our acquisition of First Financial Bancorp. In the first and second quarters of 2005, we focused on attracting longer-duration time certificates of deposit through new product offerings, which we believe has helped mitigate net interest margin compression and will continue to do so over the next 12 to 24 months. Another contributing factor to the increase in interest expense on interest bearing deposits was the alignment of the Bank of Orange County and Placer Sierra Bank deposit rate schedules after the merger of the two banks in the third quarter of 2004, which resulted in an increase in the average rate paid on our Southern California money market deposits. A substantial percentage of our funding sources are non-interest bearing demand deposits, which represented approximately 31.8% of average total deposits for the nine months ended September 30, 2005, a decrease from 33.7% for the same period of 2004. The decrease in the percentage of non-interest bearing demand deposits to total deposits along with higher rates paid on both time certificates of deposit and money market deposits increased our overall cost of deposits to 0.84% for the nine months ended September 30, 2005, from 0.58% for the same period of 2004. As a percentage of average total deposits, time certificates of deposit increased to 22.7% for the nine months ended September 30, 2005, from 20.8% for the same period of 2004.

Provision for Loan and Lease Losses

The provision for loan and lease losses is a charge against earnings of the period. The provision is that amount required to maintain the allowance for loan and lease losses at a level which, in management’s judgment, is appropriate based on loan and lease losses inherent in the loan and lease portfolio.

Management determined there was no provision for loan and lease losses required for the nine months ended September 30, 2005 given the quality of the loan portfolio combined with loan recoveries exceeding loan charge-offs by $36,000. In the nine months ended September 30, 2005, we experienced loan and lease charge-offs of $1.5 million and recoveries of $1.6 million, compared to loan and lease charge-offs of $1.9 million and recoveries of $803,000 for the same period of 2004, when we recorded a provision for loan and lease losses of $560,000. Non-performing loans and leases as a percentage of total loans and leases held for investment were 0.13% at September 30, 2005, 0.22% at December 31, 2004 and 0.21% at September 30, 2004.

There were no other changes in loan and lease concentrations or terms during the periods indicated which significantly affected the provision or allowance for loan and lease losses.

Non-Interest Income

The following table summarizes non-interest income by category for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,070	$1,531	$5,801	$4,710
Referral and other loan-related fees	1,298	808	2,834	2,132
Loan servicing income	102	71	340	242
Gain on sale of loans, net	—	3	—	179
Revenues from sales of non-deposit investment products	204	125	570	497
(Loss) gain on sale of investment securities, net	(1)	1	(56)	(3,335)
Increase in cash surrender value of life insurance	396	291	1,240	918
Other	402	334	1,309	1,999

Total non-interest income	$4,471	$3,164	$12,038	$7,342

Third Quarter Analysis. Non-interest income increased 41.3%, or $1.3 million, to $4.5 million for the third quarter of 2005, from $3.2 million for the same period of 2004.

Service charges and fees on deposit accounts increased 35.2%, or $539,000, to $2.1 million for the third quarter of 2005, from $1.5 million for the same period of 2004, primarily due to the acquisition of First Financial Bancorp and a revised deposit fee structure initiated in May 2005. Referral and other loan related fees increased 60.6%, or $490,000, to $1.3 million for the third quarter of 2005, from $808,000 for the same period of 2004, primarily due to an increase in commercial real estate loans referred to third parties. Referral fees are highly transactional in nature and subject to volatility from period to period based on the number of loans referred in a given period. Loan servicing income, increase in cash surrender value of life insurance and other non-interest income increased from the third quarter of 2004 due to the acquisition of First Financial Bancorp.

Nine Month Analysis. Non-interest income increased 64.0%, or $4.7 million, to $12.0 million for the nine months ended September 30, 2005, from $7.3 million for the same period of 2004. During the third quarter of 2004, we recorded a $3.8 million ($2.2 million after tax) loss from restructuring Bank of Orange County’s investment securities portfolio in preparation for the merger of it into Placer Sierra Bank and in contemplation of aligning their interest rate risk and liquidity profiles. Excluding this loss, non-interest income increased 7.9% for the nine months ended September 30, 2005, or $882,000, from the same period in the prior year.

Service charges and fees on deposit accounts increased 23.2%, or $1.1 million, to $5.8 million for the nine months ended September 30, 2005, from $4.7 million for the same period of 2004, primarily due to the acquisition of First Financial Bancorp and a revised deposit fee structure initiated in May 2005. Referral and other loan related fees increased 32.9%, or $702,000, to $2.8 million for the nine months ended September 30, 2005, from $2.1 million for the same period of 2004, primarily due to an increase in commercial real estate loans referred to third parties. Referral fees are highly transactional in nature and subject to volatility from period to period based on the number of loans referred in a given period. There were no gains on the sale of loans for the nine months ended September 30, 2005 as compared to $179,000 for the same period of 2004, reflecting our decision to retain 1-4 family home loans for our portfolio, compared to selling them as in prior periods. Loan servicing income and the increase in cash surrender value of life insurance increased from the nine months ended September 30, 2004 due to the acquisition of First Financial Bancorp.

Other non-interest income decreased 34.5%, or $690,000, to $1.3 million for the nine months ended September 30, 2005, from $2.0 million for the same period in 2004. The decrease is primarily the result of a $397,000 gain from life insurance proceeds and a $528,000 recovery of an operational charge-off recorded in the nine months ended September 30, 2004, offset by growth in other income in 2005 from expanded operations as a result of the acquisition of First Financial Bancorp.

Non-Interest Expense

The following table summarizes non-interest expense by category for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$7,471	$6,125	$22,469	$18,789
Occupancy and equipment	2,039	1,747	6,030	5,169
Data and item processing	1,258	1,129	3,905	3,523
Amortization of core deposit intangible and favorable lease rights	648	487	1,946	1,461
Communication and postage	566	424	1,728	1,269
Professional fees	624	421	1,877	1,612
Administration	496	352	1,504	1,288
Loan-related costs	343	226	852	393
Advertising and business development	252	167	847	657
Stationery and supplies	251	220	881	642
Merger expenses	—	177	—	2,319
Other	709	773	2,076	1,939

Total non-interest expense	$14,657	$12,248	$44,115	$39,061

Third Quarter Analysis. Non-interest expense increased 19.7%, or $2.4 million, to $14.7 million for the third quarter of 2005, from $12.2 million for the same period of 2004. During the third quarter of 2004, we recorded merger related expenses of $177,000 ($109,000 after tax) associated with the acquisition by Placer Sierra Bancshares of Southland Capital Co. and its subsidiary Bank of Orange County. Excluding these merger related costs, non-interest expense increased 21.4% for the third quarter of 2005, or $2.6 million. This $2.6 million increase is primarily attributable to expanded operations resulting from the acquisition of First Financial Bancorp in the fourth quarter of 2004.

Salaries and employee benefits expense increased 22.0%, or $1.3 million, to $7.5 million for the third quarter of 2005, from $6.1 million for the same period of 2004 due to an increase in personnel associated with the acquisition of First Financial Bancorp, revenue growth goals and an increase in the cost of employee benefits and insurance. Occupancy and equipment, data and item processing, amortization of core deposit intangible, communication and postage and stationery and supplies all increased from the third quarter of 2004 as a result of the integration of additional branches acquired from First Financial Bancorp.

Other non-interest expense decreased 8.3%, or $64,000, to $709,000 for the third quarter of 2005, from $773,000 for the same period of 2004. The decrease is primarily the result of a $120,000 loss from a check kiting fraud and a $145,000 write-down of the Company’s only OREO property to fair value in the third quarter of 2004, offset by growth in other non-interest expense as a result of an increase in third party payments made by us for banking related services on behalf of business customers and an increase in staff travel and recruiting efforts which are principally the result of the First Financial Bancorp acquisition.

Nine Month Analysis. Non-interest expense increased 12.9%, or $5.1 million, to $44.1 million for the nine months ended September 30, 2005, from $39.1 million for the same period of 2004. During the first nine months of 2004, we recorded merger related expenses of $2.3 million ($1.6 million after tax) associated with the acquisition by Placer Sierra Bancshares of Southland Capital Co. and its subsidiary Bank of Orange County. Excluding these merger related costs, non-interest expense increased 20.1% for the nine months ended September 30, 2005, or $7.4 million. This $7.4 million increase is primarily attributable to expanded operations resulting from the acquisition of First Financial Bancorp in the fourth quarter of 2004.

Salaries and employee benefits expense increased 19.6%, or $3.7 million, to $22.5 million for the nine months ended September 30, 2005, from $18.8 million for the same period of 2004 due to an increase in personnel associated with the acquisition of First Financial Bancorp, revenue growth goals and an increase in the cost of employee benefits and insurance. Occupancy and equipment, data and item processing, amortization of core deposit intangible, communication and postage and stationery and supplies all increased from the nine months ended September 30, 2004 as a result of the integration of the additional branches acquired from First Financial Bancorp.

Other non-interest expense increased 7.1%, or $137,000, to $2.1 million for the nine months ended September 30, 2005, from $1.9 million for the same period of 2004. The increase in other non-interest expense is a result of an increase in third party payments made by us for banking related services on behalf of business customers and an increase in staff travel and recruiting efforts which are principally the result of the First Financial Bancorp acquisition. Additionally, in 2004 we incurred a $120,000 loss from a check kiting fraud, a $145,000 write-down of the Company’s only OREO property to fair value, and a $245,000 contingency reserve associated with a potential environmental liability which was subsequently reversed in the fourth quarter of 2004.

Provision for Income Taxes

Our statutory income tax rate is approximately 42.1%, representing a blend of the statutory Federal income tax rate of 35.0% and the California income tax rate of 10.8%. Due to the nontaxable nature of income from municipal securities, enterprise zone interest and bank owned life insurance, our actual effective income tax rate was 39.9% and 38.0% for the three months ended September 30, 2005 and 2004, respectively, and 39.4% and 36.3% for the nine months ended September 30, 2005 and 2004, respectively.

Financial Condition

Our total assets at September 30, 2005 were $1.859 billion, compared to $1.779 billion at December 31, 2004. Our earning assets at September 30, 2005 totaled $1.614 billion, compared to $1.555 billion at December 31, 2004. Total deposits at September 30, 2005 were $1.576 billion, compared to $1.500 billion at December 31, 2004.

Loans and Leases Held for Investment

The following table presents the balance of each major category of loans and leases held for investment at the end of each of the periods indicated:

	As of September 30, 2005		As of December 31, 2004
	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands)
Loans and leases held for investment
Real estate – mortgage	$966,523	71.4%	$892,136	68.8%
Real estate – construction	197,975	14.6	184,317	14.2
Commercial	153,172	11.3	167,035	12.9
Agricultural	8,363	0.6	17,423	1.3
Consumer	10,910	0.8	11,110	0.9
Leases receivable and other	17,475	1.3	24,575	1.9

Total gross loans and leases held for investment	1,354,418	100.0%	1,296,596	100.0%

Less: allowance for loan and lease losses	(16,236)		(16,200)
Deferred loan and lease fees, net	(2,567)		(2,332)

Total net loans and leases held for investment	$1,335,615		$1,278,064

Gross loans and leases held for investment increased 4.5%, or $57.8 million, to $1.354 billion at September 30, 2005, from $1.297 billion at December 31, 2004. We experienced increases of $74.4 million in mortgages and $13.7 million in construction partially offset by decreases of $13.9 million, $9.1 million and $200,000 in commercial, agricultural and consumer loans, respectively. Leases receivable and other loans also decreased by $7.1 million. While we recorded $568.1 million of new loan commitments during the nine months ended September 30, 2005, we also experienced loan payoffs of $254.8 million.

Our loan portfolio has a high concentration of loans that are collateralized by real estate. Management believes that this concentration does not create undue risk as our credit policies and underwriting standards have been adopted with the recognition that we rely heavily on real estate related loans.

Real Estate – Mortgage

The category of real estate – mortgage at September 30, 2005 totaled $966.5 million and was comprised 65.0% of loans collateralized by commercial real estate and 35.0% of loans collateralized by 1-4 family real estate.

Commercial real estate mortgages generally require debt service coverage ratios of 120% or greater and loan to value ratios of not more than 75%.

During the third quarter of 2005, we stress tested all commercial real estate mortgage loans with outstanding balances of $750,000 or greater. Prior to stress testing, the tested loans had a current weighted average debt service coverage ratio of 202%. After shocking the portfolio for a 200 basis point rate increase, the debt service coverage ratio of the tested loans decreased to 189%. Alternatively, an assumed 15% decrease in net operating income (falling rents and/or rising vacancies) caused the debt service coverage ratio of the tested loans to decrease to 173%. Combining both events caused the ratio to decrease to 162%. The tested loans had a weighted average loan to value of 57.85%. Based on this stress testing, management has concluded that the bank’s commercial real estate mortgage loan portfolio could withstand such shocks reasonably well.

The portfolio of loans collateralized by 1-4 family residential real estate is comprised 55.6% of loans supported by first liens and 44.4% of loans supported by junior liens (primarily home equity lines of credit, or “HELOCs”). First lien loans are generally underwritten in accordance with FNMA/FHLMC guidelines for loans eligible for sale in the secondary mortgage market. The majority of HELOCs are limited to a combined loan to value of 80%, although borrowers with the highest credit scores can borrow up to 85%. Individual HELOCs are generally limited by our loan policy to no more than $500,000.

Real Estate – Construction

The category of real estate—construction at September 30, 2005 totaled $198.0 million, approximately 40% of which was comprised of loans to owner-occupants constructing their own residences. These loans are generally 30 year loans which include an interest only period during construction. Underwriting of these loans is generally done in accordance with FNMA/FHLMC guidelines for loans eligible for sale in the secondary mortgage market. The remaining 60% of real estate – construction was comprised of residential and commercial loans for a variety of property types to owner occupants, investors and developers. Our underwriting guidelines for these construction loans set minimum borrower equity and pre-leasing requirements for commercial projects and generally limit the number of units ahead of sales for residential projects.

Non-Performing Assets

Generally, loans and leases are placed on non-accrual status when they become 90 days or more past due or at such earlier time as management determines timely recognition of interest to be in doubt. Accrual of interest is discontinued on a loan or lease when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful. The following table summarizes the loans and leases for which the accrual of interest has been discontinued and loans and leases more than 90 days past due and still accruing interest, including those loans and leases that have been restructured and other real estate owned, which we refer to as OREO:

	As of September 30, 2005	As of December 31, 2004
	(Dollars in thousands)
Non-accrual loans and leases, not restructured	$1,712	$2,899
Accruing loans and leases past due 90 days or more	—	—
Restructured loans and leases	—	—

Total non-performing loans and leases (NPLs)	1,712	2,899
OREO	—	657

Total non-performing assets (NPAs)	$1,712	$3,556

Selected ratios:
NPLs to total loans and leases held for investment	0.13%	0.22%
NPAs to total assets	0.09%	0.20%

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level which, in management’s judgment, is based on loan and lease losses inherent in the loan and lease portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan and lease portfolio, historical loss experience and other significant factors affecting loan and lease portfolio collectibility. These other significant factors include the level and trends in delinquent, non-accrual and adversely classified loans and leases, trends in volume and terms of loans and leases, levels and trends in credit concentrations, effects of changes in underwriting standards, policies, procedures and practices, national and local economic trends and conditions, changes in capabilities and experience of lending management and staff and other external factors including industry conditions, competition and regulatory requirements.

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

The following table presents the changes in our allowance for loan and lease losses for the periods indicated:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$16,475	$13,164	$16,200	$13,343
Charge-offs:
Real estate – mortgage	—	143	40	143
Real estate – construction	—	—	—	—
Commercial	94	340	390	1,732
Agricultural	—	—	—	—
Consumer	68	42	144	69
Leases receivable and other	330	—	968	—

Total	492	525	1,542	1,944

Recoveries:
Real estate – mortgage	230	1	315	92
Real estate – construction	—	—	—	—
Commercial	9	114	1,214	411
Agricultural	—	—	—	—
Consumer	14	7	26	83
Leases receivable and other	—	1	23	217

Total	253	123	1,578	803

Net loan and lease (charge-offs) recoveries	(239)	(402)	36	(1,141)
Provision for the allowance for loan and lease losses	—	—	—	560

Balance at end of period	$16,236	$12,762	$16,236	$12,762

Loans and leases held for investment, net of deferred fees and costs	$1,351,851	$1,050,999	$1,351,851	$1,050,999
Average loans and leases held for investment	$1,340,592	$1,022,290	$1,311,779	$991,294
Non-performing loans and leases	$1,712	$2,199	$1,712	$2,199
Selected ratios:
Net (charge-offs) recoveries to average loans and leases held for investment	(0.07)%	(0.16)%	0.00%	(0.15)%
Provision for the allowance for loan and lease losses to average loans and leases held for investment	0.00%	0.00%	0.00%	0.08%
Allowance for loan and lease losses to loans and leases held for investment at end of period	1.20%	1.21%	1.20%	1.21%
Allowance for loan and lease losses to non- performing loans and leases at end of period	948.36%	580.35%	948.36%	580.35%

Investment Securities Available-for-Sale

The carrying value of our investment securities available-for-sale decreased 8.1%, or $20.2 million, to $229.7 million, from $249.9 million at December 31, 2004. The decline primarily resulted from the maturity of $29.0 million of U.S. Treasury securities and the sale of $20.0 million U.S. Government agency securities, offset by the purchase of $30.0 million of U.S. Government agency securities. Our portfolio of investment securities consists primarily of U.S. Government agency securities and obligations of states and political subdivisions.

We manage our investment portfolio principally to provide liquidity and balance our overall interest rate risk. To a lesser extent, we manage our investment portfolio to provide earnings with a view to minimizing credit risk.

The carrying value of our portfolio of investment securities at September 30, 2005 and December 31, 2004 was as follows:

	Fair Value
	As of September 30, 2005	As of December 31, 2004
	(Dollars in thousands)
U.S. Treasury securities	$1,977	$26,986
U.S. Government agencies	205,871	198,732
Obligations of states and political subdivisions	17,903	18,783
Other securities	3,968	5,415

Total available-for-sale investment securities	$229,719	$249,916

Deposits

The following table presents the balance of each major category of deposits at the dates indicated:

	As of September 30, 2005		As of December 31, 2004
	Amount	% of Deposits	Amount	% of Deposits
	(Dollars in thousands)
Non-interest bearing deposits	$496,787	31.5%	$485,193	32.3%
Interest bearing deposits:
Interest bearing demand	248,013	15.7	256,650	17.1
Money market	292,154	18.6	262,957	17.5
Savings	173,138	11.0	179,578	12.0
Time, under $100	197,177	12.5	176,026	11.8
Time, $100 or more	168,478	10.7	139,655	9.3

Total interest bearing deposits	1,078,960	68.5	1,014,866	67.7

Total deposits	$1,575,747	100.0%	$1,500,059	100.0%

Non-interest bearing deposits increased 2.4%, or $11.6 million, to $496.8 million, while total deposits increased 5.0%, or $75.7 million, to $1.576 billion as of September 30, 2005 from December 31, 2004. The growth primarily occurred in time certificates of deposits, which reflects our focus on attracting longer-duration deposits, and money market accounts. The increase in time deposits is attributable to a successful deposit initiative in the first and second quarters of 2005 that offered customers both a favorable interest rate and interest rate flexibility. Depending on the maturity period selected, the new “Advantage Certificate of Deposit” gives customers the option to re-set their interest rate one or two times prior to maturity.

Short-Term Borrowings

We enter into sales of securities under agreements to repurchase which are short term in nature. Short-term borrowings decreased 34.4%, or $5.6 million, to $10.7 million as of September 30, 2005, from $16.3 million at December 31, 2004.

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

Capital Resources

Our primary source of capital has been the retention of net income. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk. Shareholders’ equity at September 30, 2005 increased to $204.1 million from $191.6 million at December 31, 2004. The holding company declared dividends of $0.12 per common share per quarter or $0.36 per common share during the nine months ended September 30, 2005.

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

The regulatory capital guidelines as well as the actual capital ratios for Placer Sierra Bank and us as of September 30, 2005 are as follows:

Leverage Ratio
Placer Sierra Bancshares and Subsidiaries	8.5%
Minimum regulatory requirement	4.0%

Placer Sierra Bank	8.0%
Minimum requirement for “Well-Capitalized” institution	5.0%
Minimum regulatory requirement	4.0%

Tier 1 Risk-Based Capital Ratio
Placer Sierra Bancshares and Subsidiaries	10.1%
Minimum regulatory requirement	4.0%

Placer Sierra Bank	9.4%
Minimum requirement for “Well-Capitalized” institution	6.0%
Minimum regulatory requirement	4.0%

Total Risk-Based Capital Ratio
Placer Sierra Bancshares and Subsidiaries	11.2%
Minimum regulatory requirement	8.0%

Placer Sierra Bank	10.5%
Minimum requirement for “Well-Capitalized” institution	10.0%
Minimum regulatory requirement	8.0%

As of September 30, 2005, we exceeded each of the minimum capital requirements and the bank exceeded each of the capital requirements to be considered “well-capitalized.” We own the common stock of four trusts that have issued $52.0 million of trust preferred securities. These securities are currently included in our Tier 1 capital for purposes of determining our Leverage, Tier 1 and Total Risk-Based capital ratios. Beginning June 30, 2009, we will be required to use a more restrictive formula to determine the amount of trust preferred securities that may be included in regulatory Tier 1 capital. At that time, we will be allowed to include in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which generally is defined as shareholders’ equity, less goodwill and any related deferred income tax liability. The regulations currently in effect only limit the amount of trust preferred securities that may be included in Tier 1 capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier 1 capital ratios would remain above the regulatory minimum had the modification of the capital regulations been in effect at September 30, 2005. For more information about the proposed regulations see our Annual Report on Form 10-K for the year ended December 31, 2004 “Item 1. BUSINESS. Supervision and Regulation.”

Contractual Obligations

Our significant contractual obligations and significant commitments at December 31, 2004 are included in our Annual Report on Form 10-K for the year ended December 31, 2004. Since December 31, 2004, our commitments to extend credit have increased from $373.9 million to $452.5 million and our standby letters of credit have increased from $5.7 million to $11.2 million. For more information see Note 4 to our Unaudited Condensed Consolidated Financial Statements in this quarterly report.

Liquidity

Management believes that the level of liquid assets is sufficient to meet our current and presently anticipated funding needs on a consolidated basis.

Placer Sierra Bancshares

On a stand-alone basis, we rely on dividends from the bank as our main source of liquidity. There are statutory and regulatory provisions that limit the ability of the bank to pay dividends to the holding company. Under such restrictions, the amount available for payment of dividends to the holding company totaled $13.8 million at September 30, 2005. However, such amount is further restricted due to the fact that the bank must keep a certain amount of capital in order to be “well capitalized.” Accordingly, the amount available for payment of dividends to the holding company by the bank for the bank to remain “well capitalized” immediately thereafter totaled $8.2 million at September 30, 2005. We do not believe these restrictions will adversely impact the holding company’s ability to meet its ongoing cash obligations.

Placer Sierra Bank

The bank relies on deposits as the principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Management attempts to maintain a loan-to-deposit ratio (total loans held for sale plus total loans and leases held for investment to total deposits) below 90% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold, investment securities not pledged as collateral less funds purchased from the Federal Home Loan Bank of San Francisco expressed as a percentage of total deposits) above 15%. The loan-to-deposit ratio was 85.70% at September 30, 2005 and 86.10% at December 31, 2004. The liquidity ratio was 16.26% as of September 30, 2005 and 15.63% at December 31, 2004.

Our deposits tend to be cyclical, with slower growth at the beginning of each year and increasing growth over the balance of the year. In addition, while occasional fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity, we have not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

Based upon our existing business plan, management believes that the level of liquid assets is sufficient to meet the bank’s current and presently anticipated funding needs. Liquid assets of the bank represented approximately 13.78% of total assets at September 30, 2005 and 13.14% at December 31, 2004. If the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of Federal funds, sales of securities under agreements to repurchase, sales of loans, discount window borrowings from the Federal Reserve Bank and $228.1 million under a line of credit with the Federal Home Loan Bank of San Francisco at September 30, 2005, could be employed to meet those current and presently anticipated funding needs.

Our liquidity may be impacted negatively, however, by several other factors, including expenses associated with unforeseen or pending litigation.

Qualitative and Quantitative Disclosure About Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We do not have any market risk sensitive instruments entered into for trading purposes. We manage our interest rate sensitivity by matching the re-pricing opportunities on our earning assets to those on our funding liabilities. Management uses various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. Economic hedging strategies, including the terms and pricing of loans and deposits and managing the deployment of our securities are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.

Interest rate risk is addressed by our Asset Liability Management Committee, or the ALCO, which is comprised of certain members of our senior management and a holding company board member. The ALCO monitors interest rate risk by analyzing the potential impact on the net portfolio of equity value and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to maintain the potential impact on net portfolio of equity value and net interest income within acceptable ranges despite changes in interest rates.

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

Market risk sensitive instruments are generally defined as derivatives and other financial instruments. At September 30, 2005 and December 31, 2004, we had not used any derivatives to alter our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank stock, investment securities, bank-owned life insurance, deposits, short term borrowings and junior subordinated deferrable interest debentures. At September 30, 2005, our interest-sensitive assets totaled approximately $1.614 billion while interest-sensitive liabilities totaled approximately $1.143 billion. At December 31, 2004, we had approximately $1.555 billion in interest-sensitive assets and approximately $1.085 billion in interest-sensitive liabilities.

The yield on interest-sensitive assets and the cost of interest-sensitive liabilities for the nine months ended September 30, 2005 was 6.24% and 1.47%, respectively, compared to 5.70% and 1.05%, respectively, for the nine months ended September 30, 2004. The increase in the yield on interest-sensitive assets is the result of the rising interest rate environment with yields on loans and leases held for investment and federal funds sold increasing. The increase in the cost of our interest sensitive liabilities is the result of higher rates paid on money market deposits and time certificates of deposit, as well as higher interest paid on junior subordinated deferrable interest debentures. We believe the focus on longer-duration time certificates of deposit will help mitigate the risk of net interest margin compression over the next 12 to 24 months.

Our interest sensitive assets and interest sensitive liabilities had estimated fair values of $1.647 billion and $1.072 billion, respectively, at September 30, 2005. At December 31, 2004, those amounts were $1.563 billion and $1.023 billion, respectively.

We evaluated the results of our net interest income simulation and market value of equity model prepared as of September 30, 2005 for interest rate risk management purposes. Overall, the model results indicate that our interest rate risk sensitivity is within limits set by the Board of Directors and our balance sheet is slightly asset sensitive. An asset sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase and during a falling interest rate environment, our net interest margin would decrease.

Net Interest Income Simulation

In order to measure interest rate risk, we use a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and a net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (embedded options), and accordingly, the simulation model uses national indexes to estimate these prepayments and reinvest their proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

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

As of September 30, 2005, the following table presents forecasted net interest income and net interest margin using a base market rate and the estimated change to the base scenario given immediate and sustained upward and downward movement in interest rates of 100 basis points and 200 basis points:

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base	Net Interest Margin Percent	Net Interest Margin Change (in basis points)
	(Dollars in thousands)
Up 200 basis points	$90,531	7.16%	5.61%	37
Up 100 basis points	$87,640	3.73%	5.43%	20
BASE CASE	$84,484	0.00%	5.23%	—
Down 100 basis points	$80,216	(5.05)%	4.97%	(26)
Down 200 basis points	$74,807	(11.46)%	4.63%	(60)

Our simulation results as of September 30, 2005 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates of 200 basis points would result in a 7.16% increase in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates of 200 basis points would result in an 11.46% decrease in net interest income over the next 12 months. The simulation results indicate that a 200 basis point upward shift in interest rates would result in a 37 basis point increase in our net interest margin, assuming all other variables remained unchanged. Conversely, a 200 basis point decline in interest rates would cause a 60 basis point decrease in our net interest margin.

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

ITEM 4. Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, as of the quarter ended September 30, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

During the quarter ended September 30, 2005, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls.

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

We received notice of appeal from the judgment and satisfaction of judgment filed and entered by the Superior Court of the State of California for the County of Orange in a litigation matter, Bank of Orange County v. Azar. et al. The litigation matter involves Bank of Orange County, a division of our bank. Bank of Orange County v. Azar et al, was originally filed on November 18, 2003. On June 23, 2005, Bank of Orange County received a notice of entry of judgment and satisfaction of judgment with respect to this matter. The litigation relates to a number of Cerritos Valley Bank shareholders who exercised their statutory right pursuant to Chapter 13 of the California Corporations Code to dissent from the 2002 merger of Cerritos Valley Bank with and into Bank of Orange County. Rather than accept the merger consideration of $9.79 per share of common stock paid to Cerritos Valley Bank shareholders who did not dissent from the merger, the dissenting shareholders claimed that the fair market value of their shares of common stock was $25.76 per share. Prior to consummation of the merger, Bank of Orange County deposited the sum of approximately $3.8 million with the exchange agent for the merger, representing $9.79 per share multiplied by the number of shares held by dissenting shareholders.

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

The notice of appeal from the judgment and satisfaction of judgment was filed on August 12, 2005 by dissenting shareholders that hold a majority of the Cerritos Valley Bank common stock shares involved in the litigation. Shareholders holding the remaining Cerritos Valley Bank common stock shares involved in the litigation are not participating in the appeal. Bank of Orange County intends to continue to vigorously defend this action.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a) Exhibits.

Exhibit Number	Description
10.1	Addendum Number 23 dated September 2, 2005, to Agreement for Information Technology Services, dated December 21, 2000, between Aurum Technology, Inc. d/b/a Fidelity Integrated Financial Solutions and Placer Sierra Bank. †

10.2	Information Technology Services Agreement between Fidelity Information Services and Placer Sierra Bank dated September 2, 2005, with addendums and schedules. †

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed in redacted form pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLACER SIERRA BANCSHARES

Date: October 28, 2005	/s/ David E. Hooston
David E. Hooston Chief Financial Officer