Form 10-K
period 2005-12-31
PLACER SIERRA BANCSHARES
filed 2006-02-27
CIK 1279410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Registrant’s telephone number, including area code

(916) 554-4750

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act. Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices on the Nasdaq National Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $210.1 million. Registrant does not have any nonvoting common equities.

As of February 15, 2006, there were 15,045,723 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days of December 31, 2005, and such information is incorporated herein by this reference.

PLACER SIERRA BANCSHARES

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2005

PART I

Discussions of certain matters contained in this annual report on Form 10-K may constitute “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Placer Sierra Bancshares and its subsidiaries operates, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see “ITEM 1A. RISK FACTORS”. Factors that might cause such a difference include, but are not limited to: the possibility that personnel changes will not proceed as planned; growth may be inhibited if we cannot attract deposits; revenues are lower than expected; competitive pressure among depository institutions increases significantly; the cost of additional capital is more than expected; changes in the interest rate environment reduces interest margins; general economic conditions, either nationally or in the market areas in which we conduct business, are less favorable than expected; legislation or regulatory requirements or changes adversely affect our business; changes that may occur in the securities markets; we may suffer an interruption of services from third-party service providers that could adversely affect our business; we may not be able to maintain an effective system of internal and disclosure controls; governmental approvals for the acquisition of Southwest Community Bancorp may not be obtained or adverse regulatory conditions may be imposed in connection with governmental approvals of our proposed merger with Southwest Community Bancorp; our shareholders or the Southwest Community Bancorp shareholders may fail to provide the required approvals to consummate the merger; factors may occur which result in a condition to the acquisition of Southwest Community Bancorp not being satisfied; planned acquisitions (including the proposed merger with Southwest Community Bancorp) and relative cost savings cannot be fully realized within the expected time frame; the integration of acquired businesses, including Southwest Community Bancorp, takes longer or is less successful than expected; revenues following the proposed merger with Southwest Community Bancorp are lower than expected; potential or actual litigation relating to us or the proposed merger with Southwest Community Bancorp occurs; factors occur which result in a condition to the proposed merger with Southwest Community Bancorp not being met; and other factors discussed in this annual report on Form 10-K. We do not undertake and specifically disclaim any obligation to update such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

ITEM 1.    BUSINESS

Overview

We are a California-based bank holding company for Placer Sierra Bank, a California state-chartered commercial bank with 40 branches operating throughout California. We provide banking and other financial services throughout our targeted Northern, Central and Southern California markets to consumers and to small and medium-sized businesses, including the owners and employees of those businesses. Placer Sierra Bank, or the bank, conducts a portion of its banking business through the following divisions: Sacramento Commercial Bank, Bank of Lodi and Bank of Orange County. Through our 31 Northern California branches, we serve an eight-county area including Placer, Sacramento and El Dorado, commonly known as the greater Sacramento metropolitan region, and the adjacent counties of Amador, Calaveras, Nevada, Sierra, and San Joaquin. Through our nine Southern California branches, we serve both Los Angeles and Orange counties. We have other locations in California, including loan production offices in Fresno and San Jose and a mortgage center in Quincy.

Placer Sierra Bank, the largest community bank headquartered in the greater Sacramento metropolitan region, has provided financial services to commercial and consumer customers in Northern California for approximately 60 years. The bank’s Southern California operations, known as Bank of Orange County, have provided these services in Southern California for more than 26 years, its Bank of Lodi division has provided services for more than 22 years and its Sacramento Commercial Bank division has provided services for more than 21 years. We offer our customers the resources of a large financial institution together with the resourcefulness and responsive customer service of a community bank. Through our branches and the use of technology, we offer a broad array of deposit products and services for both commercial and consumer customers, including electronic banking, cash management services, electronic bill payment and investment services. We emphasize relationship banking and focus on generating low cost deposits. We provide a comprehensive set of loan products such as commercial loans and leases, lines of credit, commercial real estate loans, Small Business Administration, or SBA, loans, residential mortgage loans, home equity loans and lines of credit and construction loans, both commercial and residential. At December 31, 2005, we had total assets of $1.860 billion, total loans and leases held for investment, net of deferred fees and costs, of $1.375 billion, deposits of $1.573 billion and shareholders’ equity of $209.3 million.

We operate our business as one segment in the United States of America and do not have any foreign operations. See “Item 6. SELECTED FINANCIAL DATA” for consolidated income and balance sheet data for the last five fiscal years.

History

As of December 31, 2005, Placer Sierra Bancshares was a publicly held company and California Community Financial Institutions Fund Limited Partnership, or the Fund, owned 48.0% of our shares. On January 25, 2006, the Fund sold 5,000,000 shares and on February 7, 2006, the Fund sold an additional 250,000 shares. As a result of those sales, the Fund owned 13.1% of our shares as of February 7, 2006. Our bank was previously a wholly-owned subsidiary of Placer Capital Co., or PCC, which was incorporated in 1999 by the Fund, for the purpose of acquiring Placer Sierra Bank. In December 1999, PCC became a wholly-owned subsidiary of California Community Bancshares, Inc., or CCB. CCB was restructured in December 2001, which resulted in, among other organizational changes, the formation of our company, Placer Sierra Bancshares, as well as Southland Capital Co., as wholly-owned subsidiaries of CCB. Pursuant to the restructuring, PCC merged into CCB, resulting in CCB acquiring all of the shares of Placer Sierra Bank. CCB then contributed all of the shares of Placer Sierra Bank to us, making Placer Sierra Bank our wholly-owned subsidiary. After completing a cash-out merger whereby all the CCB shareholders other than the Fund received cash in exchange for their shares of CCB stock, CCB adopted a plan of liquidation and distributed its assets, primarily our common stock and Southland Capital Co. common stock, to its sole shareholder, the Fund. Consequently, we and Southland Capital Co. became subsidiaries of the Fund at that time.

In August 2002, Southland Capital Co.’s wholly owned subsidiary, Bank of Orange County, entered into an agreement to acquire Cerritos Valley Bancorp and Cerritos Valley Bank, the wholly owned subsidiary of Cerritos Valley Bancorp, which we collectively refer to as Cerritos. At the time of the acquisition the Fund owned 50.5% of Cerritos and minority shareholders owned 49.5%. The acquisition of Cerritos by Bank of Orange County was accounted for as a step acquisition. The 49.5% interest acquired from the minority shareholders was accounted for as a purchase. The contribution of the Fund’s interest in Cerritos to Bank of Orange County was accounted for using the “as-if-pooling” method of accounting, as the entities were under common control.

Recent Developments

Southwest Community Bancorp and Southwest Community Bank Acquisition

On February 15, 2006, we entered into an Agreement and Plan of Merger and Reorganization to acquire Southwest Community Bancorp and its subsidiary Southwest Community Bank, based in Carlsbad California. Under the merger agreement, at closing, each outstanding share of Southwest Community Bancorp common stock will be converted into, and each warrant to purchase Southwest Community Bancorp common stock will be converted into the right to purchase, a number of shares of our common stock based on an exchange ratio. The exchange ratio will be equal to the quotient obtained by dividing a “per share price” by our average common stock price over a 20 trading day period prior to closing of the acquisition (the “average price”). The “per share price” will be equal to the quotient obtained by dividing $175,000,000 (plus the aggregate exercise price of all outstanding Southwest options and warrants at close of the acquisition) by the number of outstanding shares of Southwest common stock and number of shares of Southwest common stock subject to outstanding warrants and options at the close of the acquisition (the “exchange ratio”). We will assume all outstanding Southwest warrants, which will then become warrants to purchase our common stock. Any options to purchase Southwest common stock which are not exercised prior to consummation of the merger will be canceled for no consideration.

If our average price is greater than or equal to $28.60, or less than or equal to $23.40, the exchange ratio will be fixed to what it would have been had our average price been $23.40 or $28.60 to ensure that a maximum or minimum number of shares of our common stock are issued in the merger, as the case may be. If our average price is below $21.06 and our stock underperforms an index of peer stocks by more than 15%, then Southwest may terminate the merger agreement unless we add cash to the transaction to increase the aggregate purchase price Southwest shareholders could have received had the average price been $21.06 (or $157,500,000 in the aggregate in our common stock and cash.) The foregoing description is qualified in its entirety by reference to the full text of the merger agreement, which is an exhibit to this Annual Report on Form 10-K.

The completion of the merger is subject to various customary conditions, including receipt of requisite governmental approvals and the approval of our shareholders and Southwest’s shareholders. At December 31, 2005, Southwest Community Bancorp had, on a consolidated basis, total assets of $656.5 million, total deposits of $594.1 million, and total shareholders’ equity of $49.4 million.

Shelf Registration Statement

In December 2005, we filed a shelf registration statement relating to the offer of 7,222,379 shares held by the Fund, which is the selling shareholder in the offering. The registration statement was declared effective on December 23, 2005. On January 25, 2006, the Fund sold 5,000,000 shares pursuant to the shelf registration statement and on February 7, 2006, the Fund sold an additional 250,000 shares. As a result of those sales, the Fund owned 13.1% of our shares as of February 7, 2006.

Recent Acquisitions

Southland Capital Co. and Bank of Orange County Acquisition

In May 2004, we acquired Southland Capital Co., the holding company for Bank of Orange County, in a transaction structured as a stock-for-stock merger and accounted for using the “as-if-pooling” method of accounting as the entities were under common control. Through the acquisition, we acquired nine full service branches in Artesia, Downey, Fullerton, Fountain Valley, Norwalk, Orange, Santa Fe Springs, Glendale and Huntington Park, California. Pursuant to the acquisition, Southland Capital Co. merged into us and Bank of Orange County became our subsidiary. In July 2004, Bank of Orange County was merged into our bank. Our bank operates the Southern California branches under a division named Bank of Orange County.

First Financial Bancorp and Bank of Lodi Acquisition

In December 2004, we acquired First Financial Bancorp, the holding company for Bank of Lodi. First Financial Bancorp was merged into us and Bank of Lodi was merged into our bank on December 11, 2004. Through the acquisition, we acquired nine branches in Sacramento, Lodi, Plymouth, Woodbridge, Lockeford, Elk Grove, San Andreas, Galt and Folsom, California. Our bank operates seven of these branches under a division named Bank of Lodi, an eighth location was rebranded under the name Placer Sierra Bank and one location was closed in 2005.

Our Business Strategy

Our goal is to be the premier community banking company for the long-term benefit of our shareholders, customers and employees by increasing shareholder value and providing high-quality customer service. Our principal operating strategy is to continue our asset and earnings growth rates by:

•	Expanding core growth. We intend to improve core growth through relationship banking by focusing on:

•	Recruiting aggressively and retaining experienced commercial bankers who bring with them a portfolio of loyal loan and deposit customers. Over the past five years, we have been successful in attracting from other banks, bankers who enjoy a following of customers including closely held family businesses. These relationships typically include lines of credit for on-going business operations, deposit accounts that require cash management services and the opportunity to provide services such as home equity lines and investment products. We will continue to aggressively recruit experienced bankers to help us expand into new markets, enhance existing markets and attract core deposits.

•	Increasing our portfolio of commercial real estate and commercial and industrial loans. We offer tailored and flexible loan products, including commercial and consumer loan products such as commercial loans, home equity lines of credit, construction loans (both residential and commercial) and mortgages and SBA guaranteed loans.

•	Utilizing our customer relationship management software to increase profitability. Our customer relationship software is designed to allow the bank to understand better who our most profitable customers are and to make every effort to retain them, to identify customers with similar qualities and cross sell to them products and services we believe will be most beneficial to them, and to improve the profitability of our less profitable customers. Additionally, our retail and commercial bankers will routinely analyze customers for opportunities to cross sell additional profitable products and services.

•	Capitalizing on our deposit franchise. Our commercial bankers will continue to target “net depositors,” or customers whose deposit balances exceed their total borrowings, such as property managers, non-profit organizations and private schools. In addition, our retail sellers and referrers will utilize customer profile analytics to focus on organic growth while we will continue to strive for deposit growth from new customers in the communities we serve through use of direct mail and advertising. We offer competitive online banking and cash management services, including our Account Link™ online financial management product for individuals and sole proprietors and our Intelligent Banker™ online corporate cash management solution (including real time information, positive pay and imaged checks) and comprehensive demand and time deposit products designed to meet the varying needs of our commercial customers and the lifestyles of our consumer customers.

•	Maintaining high credit quality. As a result of our underwriting and credit risk management practices, we have experienced low levels of non-performing assets and loan and lease losses and maintained high credit quality. We intend to maintain our high credit quality by continuing to utilize stringent but efficient underwriting and credit risk management practices.

•	Effectively managing our balance sheet. We utilize our customer deposits, borrowings and other interest bearing liabilities in combination with actively managing the mix and duration of the bank’s investment and loan portfolios to maximize our net interest margin while limiting interest rate and market risks.

•	Expanding within our geographic markets. We will continue to focus on high growth metropolitan areas in our California markets to attract additional small- to medium-size businesses. We plan to open additional branch locations in order to better serve the needs of the fast growing communities in our market areas. We anticipate opening at least two additional branches in 2006.

•	Pursuing acquisition opportunities. We intend to continue to actively pursue acquisition opportunities to enhance our distribution network, enter new market areas and increase our core deposits.

•	Increasing our non-interest income through increased non-deposit investment product sales, sales and referrals of loans to secondary markets and the utilization of our customer management information software. Our bankers regularly analyze our consumer and commercial customers to identify opportunities to sell products which enhance bank profitability while meeting our customers’ needs. For the year 2006 we will place particular focus on identifying opportunities to generate loans for referral to third parties in order to generate revenues to offset costs in 2006 to expand our sales team in both Central and Southern California.

•	Maintaining and increasing our customer base by positioning ourselves as a premier community financial institution in our market areas. Our goal is to enhance our ties to the communities we serve and, over the next three years, continue to build and capitalize on our reputation in these communities among other things:

•	Continuing to leverage our integrated, customer-centered, sales and service culture as we strive to provide high-quality service combined with our needs-based selling culture. As we strive to distinguish ourselves from our competitors, we combine our needs-based sales culture with a stringently monitored set of service standards which we require our banking center employees to deliver. Managers’ incentive compensation is contingent upon, among other things, our employees’ delivery of a pre-determined level of service. We utilize a third-party service to “shop” our branches quarterly and assess the level of customer service being provided.

•	Attracting, developing and retaining a group of employees skilled in the financial services industry and establishing ourselves as an employer of choice in our market areas. We believe that skilled employees and management are the foundation of a successful company. We will strive to continue to develop and sustain a corporate culture that embraces, promotes, professionally develops, nurtures, educates, retains and supports all employees in a dynamic environment.

•	Assessing branches on an on-going basis. We will continue to refine the methodology we use to analyze each branch for, among other things, growth opportunity, profitability, configuration and staffing. Management regularly reviews the need for branch relocations, closures or renovations.

Banking Business

We provide banking and other financial services throughout our targeted Northern, Central and Southern California markets to consumers and to small- and medium-sized businesses, including the owners and employees of those businesses. We offer a broad range of banking products and services including many types of commercial and personal checking and savings accounts and other consumer banking products, including electronic banking products. We offer on-line, real-time cash management services such as check imaging, statement imaging, electronic bill payment, wire transfers, positive pay and automated clearinghouse debits and credits, among others.

We also originate a variety of loans including secured and unsecured commercial and consumer loans, commercial and residential real estate mortgage loans, SBA loans and residential and commercial construction loans. Special services or requests beyond the lending limits of the bank are arranged through correspondent banks. We have a proprietary network of ATMs and also offer access to ATM networks through other major banks. The bank issues MasterCard and Visa credit and debit cards through a correspondent bank and is also a merchant depository for cardholder drafts under Visa and MasterCard. We provide non-deposit investment products through a third-party and international banking services through correspondent banks.

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

Construction loans are comprised of two types:

•	loans on residential and income-producing properties that generally have terms of less than two years and typically bear an interest rate that floats with the prime rate or another established index, and

•	loans for construction of owner-occupied single-family residences. The bank offers options including 12 to 18-month loans at fixed or adjustable rates, and we offer an “all-in-one” construction loan (a construction and term loan all in one) with 15 or 30 year maturities at fixed or adjustable rates.

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

Our consumer loan portfolio is subject to certain risks, including:

•	a possible downturn in the California economy, and

•	consumer bankruptcy laws which allow consumers to discharge certain debts.

We strive to reduce the exposure to these risks by:

•	reviewing each loan and lease request and renewal individually,

•	separating the loan and lease origination, marketing and sales process from the underwriting and credit approval process, and

•	strict adherence to written loan and lease policies, including, among other factors, minimum collateral requirements, maximum loan-to-value ratio requirements and maximum debt-to-income limits.

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

Lending Procedures and Credit Approval Process

We maintain a credit approval process which helps reduce our loan and lease losses and loan and lease workout costs. We segregate the loan and lease origination marketing process from the loan and lease underwriting and approval process. Loan and lease underwriting and approval is centralized at the bank’s Auburn, California administrative headquarters and at a satellite office in Anaheim, California, which provides for consistency, control, efficiency and better customer service. Loan and lease applications are obtained by business development officers and by branch personnel at the bank and submitted for processing and underwriting. Separate units are responsible for underwriting various types of loans and leases. The bank’s Northern California Business Lending Group (Auburn, CA) and its Southern California Lending Group (Anaheim, CA) underwrite commercial, commercial real estate and SBA loans and leases, the Residential Loan Department underwrites residential loans and the Consumer Loan Department underwrites equity lines of credit and consumer loans.

Legal lending limits are calculated in conformance with applicable law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for loan and lease losses on an unsecured basis and 25% on a combined secured and unsecured basis. Our primary capital plus allowance for loan and lease losses at December 31, 2005 totaled $266.8 million. At December 31, 2005, the authorized legal lending limits of the bank was approximately $40.0 million for unsecured loans and $66.7 million for unsecured and secured loans and leases combined. Our largest borrower as of December 31, 2005 had a total credit commitment of $18.2 million and an aggregate outstanding loan liability of approximately $12.3 million.

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

Deposit Products

We offer a broad array of online banking, cash management and demand and time deposit products. Our 40-branch network enables us to offer a full range of deposits, loans, leases and personalized services to our targeted commercial and consumer customers.

Our competitive online banking and cash management services include our Account Link™ online financial management product for individuals and sole proprietors and our Intelligent Banker™ online corporate cash management solution for businesses. Account Link™ provides Internet access to financial management tools, permitting our consumer customers to obtain real-time account information, including balances and transaction history, images of checks, transfer funds between accounts at the bank, pay bills online, access loan and credit lines, communicate by email with the bank and export information to financial management software for account reconciliation. Intelligent Banker™ provides our commercial customers with a 24 hour per day/seven day per week flexible electronic commerce solution that addresses the cash management requirements of our commercial customers. Intelligent Banker™ enables our commercial customers to conduct balance inquiries, review their account history and transaction details, obtain check images over the internet, transfer funds between accounts, initiate wire transfers, engage in approved transactions, and process stop payment instructions, check reorders and information requests. Account Link™ and Intelligent Banker™ use security and encryption software designed to afford secure online banking and cash management.

We offer a comprehensive suite of demand and time deposits designed to address the varying needs of our commercial customers and the lifestyles of our consumer customers. These products include corporate and consumer savings, checking, money market accounts and certificates of deposit. A number of these products are tailored to address the banking requirements of targeted portions of our customer base such as our checking products for senior citizens and our distinct commercial checking products for:

•	clubs, associations, property management companies and not-for-profit organizations,

•	sole proprietors and other small businesses, and

•	qualified commercial customers.

As a community bank, the bank’s services are designed to make banking with us easy and convenient. Our traditional branch banking facilities offer a personalized level of service. In addition, our ATMs, point-of-sale locations, online banking services, telephonic banking services, direct deposit, night drop, courier services and other deposit-related services accommodate the diverse needs of our commercial and consumer customers in the communities we serve.

Business Concentrations/Customers

No individual or single group of related accounts is considered material in relation to our assets or the bank’s assets or deposits, or in relation to the overall business of the bank or Placer Sierra Bancshares. However, approximately 86.9% of our loan and lease portfolio at December 31, 2005 consisted of real estate-related loans including construction loans, miniperm loans, mortgage loans, equity lines of credit and certain commercial loans secured by real estate. Moreover, our business activities are currently focused in Northern and Southern California. In Northern California, our business is focused in the counties of Placer, Sacramento and El Dorado, commonly known as the greater Sacramento metropolitan region, and the adjacent counties of Amador, Calaveras, Nevada, Sierra, and San Joaquin. In Southern California, our business is focused in Los Angeles and Orange counties. Consequently, our financial condition, results of operations and cash flows are dependent upon the general trends in the California economy and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in the greater Sacramento metropolitan region and in Los Angeles and Orange counties exposes us to greater risk than other banking companies with a wider geographic base since catastrophes such as earthquakes, fires and floods are not uncommon in these regions.

Competition

The banking and financial services industry in California generally, and in the bank’s market specifically is highly competitive with respect to loans and deposits as well as other banking services. The market is dominated by a relatively small number of large financial institutions with a large number of offices and full-service operations over a wide geographic area. Among the advantages those institutions have in comparison to us are their ability to finance and engage in wide ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. They also may offer certain services which are not offered directly by us. By virtue of their greater total capitalization, the major financial institutions have substantially higher lending limits than we do. We also compete with community and regional banks from other areas that are moving into our market. Other entities in both the public and private sectors seeking to raise capital through the issuance and sale of debt or equity securities provide competition for us in the acquisition of deposits. We also compete with money market funds and issuers of other money market instruments. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card and other consumer finance services, including on-line banking services and personal finance software. Competition for deposit and loan products remains strong from both banking and non-banking firms and this competition directly affects the rates of those products and the terms on which they are offered to consumers.

Technological innovation continues to contribute to greater competition in domestic and international financial services markets. Technological innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services previously available only from traditional banking institutions. In addition, customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches and in-store branches.

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

Economic Conditions, Government Policies, Legislation, and Regulation

Our profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by us on interest bearing liabilities, such as deposits and other borrowings, and the interest rates received by us on our interest earning assets, such as loans extended to our clients and securities held in our investment portfolio, comprises the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on us cannot be predicted.

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

Placer Sierra Bancshares

As a bank holding company, we are subject to regulation and examination by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the BHCA. We are required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require. Recent changes to the bank holding company rating system emphasize risk management and evaluation of the potential impact of nondepository entities on safety and soundness.

The Federal Reserve may require us to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments when the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of our banking subsidiary. The Federal Reserve also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, we must file written notice and obtain Federal Reserve approval prior to purchasing or redeeming our equity securities. Further, we are required by the Federal Reserve to maintain certain levels of capital. See “—Capital Standards.”

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

We are also a bank holding company within the meaning of the California Financial Code. As such, we and are subsidiaries are subject to examination by and may be required to file reports with the California Department of Financial Institutions, or DFI.

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

Any changes in federal or state banking laws or the regulations of the banking agencies could have a material adverse impact on us, the bank and our operations. For example, the enactment of long-pending FDIC reform legislation, which would merge the Bank Insurance Fund and the Savings Association Insurance Fund

and increase current deposit coverage limits, could affect our costs and operations. Further, in early January, 2005, the federal banking agencies jointly issued proposed guidance for banks and thrifts with high and increasing concentrations of commercial real estate (CRE) construction and development loans. The implementation of these guidelines in final form could result in increased reserves and capital costs for banks and thrifts with “CRE concentration.” The bank’s CRE portfolio as of December 31, 2005 would not meet the definition of CRE concentration as set forth in the proposed guidelines.

Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the bank can form subsidiaries to engage in expanded financial activities to the same extent as a national bank. However, in order to form a financial subsidiary, the bank must be well-capitalized and would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks. Generally, a financial subsidiary is permitted to engage in activities that are “financial in nature” or incidental thereto, even though they are not permissible for the national bank to conduct directly within the bank. The definition of “financial in nature” includes, among other items, underwriting, dealing in or making a market in securities, including, for example, distributing shares of mutual funds. The subsidiary may not, however, engage as principal in underwriting insurance (other than credit life insurance), issue annuities or engage in real estate development or investment or merchant banking.

Federal Home Loan Bank System

The bank is a member of the Federal Home Loan Bank of San Francisco. Among other benefits, each Federal Home Loan Bank, or FHLB, serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As a FHLB member, we are required to own a certain amount of capital stock in the FHLB – SF. At December 31, 2005, the bank was in compliance with the stock requirement.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses accounting oversight and corporate governance matters, including:

•	required executive certification of financial presentations

•	increased requirements for board audit committees and their members

•	enhanced disclosure of controls and procedures and internal control over financial reporting

•	enhanced controls on, and reporting of, insider trading

•	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances and

•	the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years.

The legislation and its implementing regulations have resulted in increased costs of compliance, including certain outside professional costs. To date these costs have had a significant impact on our operations, which have included costs to add regulatory support personnel and costs to ensure effectiveness of internal controls and testing.

Payment of Dividends and Other Transfer of Funds

Placer Sierra Bancshares

Our shareholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available therefore, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California General Corporation Law.

Our ability to pay dividends is also limited by certain covenants contained in the indentures relating to trust preferred securities that have been issued by four business trusts and corresponding junior subordinated deferrable interest debentures issued by us. We own the common stock of the four business trusts. The indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if we are in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if we give notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then we may not, among other restrictions, declare or pay any dividends (other than a dividend payable by our bank to us as its holding company) with respect to our common stock. See Note 11 to our Notes to Consolidated Financial Statements for more information about the indentures and the trust preferred securities.

Our principal sources of cash revenue are dividends received from the bank. The bank’s ability to make dividend payments to us is subject to state and federal regulatory restrictions. A Federal Reserve policy statement on the payment of cash dividends states that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “—Prompt Corrective Action and Other Enforcement Mechanisms” below.

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

Federal Reserve regulations also govern the payment of dividends by a state member bank. Under Federal Reserve regulations, dividends may not be paid unless both capital and earnings limitations have been met. First, no dividend may be paid if it would result in a withdrawal of capital or exceed the member bank’s net profits then on hand, after deducting its losses and bad debts. Exceptions to this limitation are available only upon the prior approval of the Federal Reserve and the approval of two-thirds of the member bank’s shareholders which, in the case of the bank, would require our approval, as sole shareholder of the bank. Second, a state member bank may not pay a dividend without the prior written approval of the Federal Reserve if the total of all dividends declared in one calendar year, including the proposed dividend, exceeds the total of net income for that year plus the preceding two calendar years less any required transfers to surplus under state or federal law. Under such restrictions, the amount available for payment of dividends to us by the bank totaled $13.8 million at December 31, 2005. However, such amount is further restricted due to the fact that the bank must keep a certain amount of capital in order to be “well capitalized” as described below in “—Capital Standards.” Accordingly, the amount available for payment of dividends to us by the bank for the bank to remain “well capitalized” after payment of dividends totaled $12.5 million at December 31, 2005.

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

Capital Standards

The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are reported as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk to 100% for assets with relatively high credit risk.

A banking organization’s risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a bank’s total capital is divided into tiers. “Tier 1 capital” consists of (1) common equity, (2) qualifying noncumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including a minority interest in the form of trust-preferred securities), less goodwill and certain other intangible assets. The amount of trust preferred securities that may be included in Tier 1 capital is currently limited to no more than 25% of the sum of all core capital elements without a deduction for goodwill. “Tier 2 capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier 1 capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. “Tier 3 capital” consists of qualifying unsecured subordinated debt. The sum of Tier 2 and Tier 3 capital may not exceed the amount of Tier 1 capital. The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In March of 2005, the Federal Reserve published in the Federal Register a final rule that changed the criteria and quantitative limits for inclusion of restricted core capital elements in the Tier 1 capital. The final rule will be effective March 31, 2009. Under the final rule the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. As of December 31, 2005, trust preferred securities made up 33.9% of our Tier 1 capital.

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

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, we are required to maintain certain levels of capital, as is the bank. The minimum regulatory capital guidelines for an institution and for an institution to be considered “well capitalized” as well as our actual capitalization on a consolidated basis and for the bank as of December 31, 2005 are set forth under “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Capital Resources.” As of December 31, 2005, we exceeded each of the capital requirements to be deemed “well capitalized”. As of December 31, 2005, we own the common stock of trusts that have issued $52.0 million of trust preferred securities. These securities are currently included in our Tier 1 capital for purposes of determining our Tier 1 and total risk-based capital ratios. As discussed above, effective March 31, 2009, we will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier 1 capital. We have determined that our Tier 1 capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at December 31, 2005. We expect our Tier 1 capital ratios will be at or above the well capitalized levels on March 31, 2009. For more information, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Capital Resources.”

The risk-based capital guidelines are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk, supervisory assessment and market discipline in determining minimum capital requirements, currently becomes mandatory in 2008 only for banks with over $250 billion in assets or total on-balance-sheet foreign exposure of $10 billion or more. Alternative capital requirements are under consideration by the U.S. federal banking agencies for smaller U.S. banks which may be negatively impacted competitively by certain provisions of Basel II.

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

Prompt Corrective Action

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

The regulations use an institution’s risk-based capital, leverage capital and tangible capital ratios to determine the institution’s capital classification. An institution is treated as well capitalized if its total capital to risk-weighted assets ratio is 10.00% or more; its core capital to risk-weighted assets ratio is 6.00% or more; and its core capital to adjusted total assets ratio is 5.00% or more. At December 31, 2005, the bank exceeded the required ratios for classification as “well capitalized”.

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

Safety and Soundness Standards

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

Premiums for Deposit Insurance

Through the Bank Insurance Fund, the FDIC insures our customer deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each Bank Insurance Fund member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund. The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the Bank Insurance Fund is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks. Any increase in assessments or the assessment rate could have a material adverse effect on our business, financial condition, results of operations or cash flows, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.

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

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the first quarter of fiscal 2005 was 1.34 basis points for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

Loans-to-One Borrower Limitation

With certain limited exceptions, the maximum amount that a California bank may lend to any borrower at any one time (including the obligations to the bank of certain related entities of the borrower) may not exceed 25% (and unsecured loans may not exceed 15%) of the bank’s shareholders’ equity, allowance for loan losses, and any capital notes and debentures of the bank.

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

The bank also is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Such restrictions prevent any affiliates from borrowing from us unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by us to or in any affiliate are limited, individually, to 10.0% of our capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of our capital and surplus. Some of the entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies, investment companies whereby the bank’s affiliate serves as investment advisor, and financial subsidiaries of the bank. Additional restrictions on transactions with affiliates may be imposed on us under the prompt corrective action provisions of federal law. See “—Prompt Corrective Action and Other Enforcement Mechanisms.”

USA PATRIOT Act of 2001

The USA PATRIOT Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws. Under the USA PATRIOT Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction,

•	to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions,

•	to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner, and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions are required to establish and maintain anti-money laundering programs which included

•	the establishment of a customer identification program,

•	the development of internal policies, procedures, and controls,

•	the designation of a compliance officer,

•	an ongoing employee training program, and

•	an independent audit function to test the programs.

Our bank has implemented comprehensive policies and procedures to address the requirements of the USA PATRIOT Act. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such actions could have serious reputation consequences for us and our bank.

Consumer Protection Laws and Regulations

Examination and enforcement by the bank regulatory agencies for non-compliance with consumer protection laws and their implementing regulations have become more intense in nature. The bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

The Home Ownership and Equal Protection Act of 1994, or HOEPA, requires extra disclosures and consumer protections to borrowers for certain lending practices. The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. Typically predatory lending involves at least one, and perhaps all three, of the following elements:

•	making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”),

•	inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”), and/or

•	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Federal Reserve regulations and Office of the Comptroller of the Currency guidelines aimed at curbing predatory lending significantly widen the pool of high cost home secured loans covered by HOEPA. In addition, the regulations bar certain refinances within a year with another loan subject to HOEPA by the same lender or loan servicer. Lenders also will be presumed to have violated the law—which says loans should not be made to people unable to repay them—unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. We do not expect these rules and potential state action in this area to have a material impact on our financial condition or results of operation.

Privacy policies are required by federal banking regulations which limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to those rules, financial institutions must provide

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates,

•	annual notices of their privacy policies to current customers, and

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

In addition, state laws may impose more restrictive limitations on the ability of financial institutions to disclose such information. California has adopted such a privacy law that among other things generally provides that customers must “opt in” before information may be disclosed to certain nonaffiliated third parties.

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

The Check Clearing for the 21st Century Act, or Check 21, facilitates check truncation and electronic check exchange by authorizing a new negotiable instrument called a “substitute check,” which is the legal equivalent of an original check. Check 21 does not require banks to create substitute checks or accept checks electronically; however, it does require banks to accept a legally equivalent substitute check in place of an original. In addition to its issuance of regulations governing substitute checks the Federal Reserve has issued final rules governing the treatment of remotely created checks (sometimes referred to as “demand drafts”) and electronic check conversion transactions (involving checks that are converted to electronic transactions by merchants and other payees).

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

The Community Reinvestment Act, or CRA, is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” In its last examination for CRA compliance, as of March 14, 2005, the bank was rated “satisfactory.”

The Home Mortgage Disclosure Act, or HMDA, grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The Federal Reserve Board amended regulations issued under HMDA to require the reporting for 2004 of certain pricing data with respect to higher priced mortgage loans. The expanded 2004 HMDA data is being reviewed by federal banking agencies and others from a fair lending perspective. We do not expect that the HMDA data reported by the Bank for 2005 will raise material issues regarding the Bank’s compliance with the fair lending laws.

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

Proposed Guidance on Nontraditional Mortgage Products

On December 20, 2005, the federal banking agencies issued for comment proposed guidance on residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest, including “interest only” mortgage loans, and “payment option” adjustable rate mortgages where a borrower has flexible payment options, including payments that have the potential for negative amortization. While acknowledging that innovations in mortgage lending can benefit some consumers, the federal banking agencies in their joint press release stated their concern that these and other practices described in the guidance can present unique risks that institutions must appropriately manage. The proposed guidance states that management should (1) assess a borrower’s ability to repay the loan, including any balances added through negative amortization, at the fully indexed rate that would apply after the introductory period, (2) recognize that certain nontraditional mortgages are untested in a stressed environment and warrant strong risk management standards as well as appropriate capital and loan loss reserves, and (3) ensure that borrowers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice. It is uncertain at this time whether guidance will be adopted in final form and, if adopted, whether and to what extent final guidance may differ from the proposal and what effect the final guidance may have on financial institutions originating such residential mortgage products including the bank.

Change in Control

The BHCA, and the Change in Bank Control Act of 1978, as amended, together with regulations of the Federal Reserve, require that, depending on the particular circumstances, either Federal Reserve approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or entity acquiring “control” of a state member bank, such as the bank, subject to exemptions for some transactions. Control is conclusively presumed to exist if an individual or entity acquires 25% or more of any class of voting securities of the bank. Control is rebuttably presumed to exist if an entity acquires 10% or more but less than 25% of any class of voting securities and either the entity has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or no other person will own a greater percentage of that class of voting securities immediately after the transaction.

Employees

As of December 31, 2005, Placer Sierra Bancshares on a consolidated basis had approximately 475 full time equivalent employees.

Website

Our website address is www.plsb.com. We make available free of charge on our website our annual report on Form 10-K, our quarterly report on Form 10-Q and our current reports on Form 8-K as soon as reasonably practicable after we file such reports with the SEC. None of the information on or hyperlinked from our website is incorporated into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

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

In view of the geographic concentration of our operations and the collateral securing our loan portfolio in both Northern and Southern California, we may be particularly susceptible to the adverse effects of any of these consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our growth and expansion may strain our ability to manage our operations and our financial resources.

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

Our growth may place a strain on our administrative, operational and financial resources and increase demands on our systems and controls. We plan to pursue opportunities to expand our business through internally generated growth and acquisitions. This business growth may require continued enhancements to and expansion of our operating and financial systems and controls and may strain or significantly challenge them. The process of consolidating the businesses and implementing the strategic integration of any acquired businesses with our existing business may take a significant amount of time. It may also place additional strain on our resources and could subject us to additional expenses. We cannot assure you that we will be able to integrate these businesses successfully or in a timely manner. In addition, our existing operating and financial control systems and infrastructure may not be adequate to maintain and effectively monitor future growth.

Our continued growth may also increase our need for qualified personnel. We cannot assure you that we will be successful in attracting, integrating and retaining such personnel. The following risks, associated with our growth, could have a material adverse effect on our business, financial condition, results of operations and cash flows:

•	our inability to continue to upgrade or maintain effective operating and financial control systems,

•	our inability to recruit and hire necessary personnel or to successfully integrate new personnel into our operations,

•	our inability to integrate successfully the operations of acquired businesses or to manage our growth effectively, and

•	our inability to respond promptly or adequately to the emergence of unexpected expansion difficulties.

We face risks associated with acquisitions relating to difficulties in integrating combined operations, potential disruption of operations and related negative impact on earnings, and incurrence of substantial expenses.

Growth through acquisitions represents a component of our business strategy. We expect to acquire banks and branches in strategic markets. Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks include, among other things:

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

We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. We cannot assure you that our integration of the operations of acquired banks or branches will be successfully accomplished. Our inability to improve the operating performance of acquired banks and branches or to integrate successfully their operations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of and experience in the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of our senior executive management team of Messer’s Ronald W. Bachli, Randall E. Reynoso and David E. Hooston, who have expertise in community banking and experience in the markets we serve and have targeted for future expansion. We are also dependent upon a number of other key executives who are California natives or are long-time residents and who are integral to implementing our business plan. The loss of the services of any one of our senior executive management team or other key executives could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our balance sheet is asset sensitive. Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities. At December 31, 2005 our balance sheet was asset sensitive and, as a result, our net interest margin tends to expand in a rising interest rate environment and decline in a falling interest rate environment. Because of the differences in the maturities and repricing characteristics of our interest earning assets and interest bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest earning assets and interest paid on interest bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Falling interest rate environments may cause additional refinancing of commercial real estate and 1-4 family residence loans, which may depress our loan volumes or cause rates on loans to decline. In addition, an increase in the general level of short-term interest rates on variable rate loans may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations or reduce the amount they wish to borrow. Additionally, as short-term market rates have risen over the past eighteen months we have not proportionally increased interest rates we paid on deposits. Beginning in 2006, we increased rates paid on deposit accounts to retain existing customers and attract new deposit customers. As short-term rates continue to rise, retention of existing deposit customers and the attraction of new deposit customers may require us to continue increasing rates we pay on deposit accounts. Because we deferred increasing rates we paid on deposit accounts during a period of rising short-term market rates, we may need to continue to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

The types of loans in our portfolio have a higher degree of risk and a downturn in our real estate markets could hurt our business.

A downturn in our real estate markets could hurt our business because most of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2005, approximately 86.9% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California. The median sales price of an existing single-family detached home in California increased 15.6% from December 2004 to December 2005, while the number of homes sold decreased 17.6% during the same period. If there is a significant decline in real estate values, especially in California, the collateral for our loans will provide less security. Real estate values could also be negatively affected by, among other things, earthquakes and other natural disasters particular to California. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we cannot attract deposits, our growth may be inhibited.

We plan to increase significantly the level of our assets, including our loan portfolio. Our ability to increase our assets depends in large part on our ability to attract additional deposits at favorable rates. We intend to seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in our markets and by establishing personal relationships with our customers. We cannot assure you that these efforts will be successful. Our inability to attract additional deposits at competitive rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our allowance for loan and lease losses may not be adequate to cover actual losses.

A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond our ability to predict, influence or control.

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

We rely on communications, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in those systems that may result in lost business and we may not be able to obtain substitute providers on terms that are as favorable if our relationships with our existing service providers are interrupted.

We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology. Any failure or interruption or breach in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems. We cannot assure you that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could have a material adverse effect on our business, financial condition, results of operations and cash flows. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We face strong competition from financial service companies and other companies that offer banking services which could hurt our business.

We conduct our banking operations exclusively in California. Increased competition in our markets may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that we offer in our service areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits which would allow them to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to continue our loan and deposit growth and our business, financial condition, results of operations and cash flows may be adversely affected.

Our future ability to pay dividends is subject to restrictions. As a result, capital appreciation, if any, of our common stock may be your sole source of gains in the future.

Since we are a holding company with no significant assets other than the bank, we currently depend upon dividends from the bank for a substantial portion of our revenues. Our ability to pay dividends will continue to depend in large part upon our receipt of dividends or other capital distributions from the bank. Our ability to pay dividends is also subject to the restrictions of the California Corporations Code.

From time to time, we may become a party to financing agreements or other contractual arrangements that have the effect of limiting or prohibiting us or the bank from declaring or paying dividends. Our holding company expenses and obligations with respect to our trust preferred securities and corresponding junior subordinated deferrable interest debenture issued by us may limit or impair our ability to declare or pay dividends. In addition, our ability to pay dividends is limited by certain covenants contained in the indentures pursuant to which we issued the subordinated deferrable interest debentures. On a stand-alone basis, we rely on dividends from the bank as our sole source of liquidity.

The ability of the bank to pay dividends or make other capital distributions to us is subject to the regulatory authority of the board of Governors of the Federal Reserve System, or the Federal Reserve, and the California Department of Financial Institutions or the DFI. For more information about the restrictions on us and the bank to pay dividends, see “ITEM 1. BUSINESS. Supervision and Regulation—Payment of Dividends and Other Transfer of Funds.”

If we fail to maintain effective systems of internal and disclosure control, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal control we may discover material weaknesses or significant deficiencies in our internal control as defined under standards adopted by the Public Company Accounting Oversight Board, or PCAOB, that require remediation. Under the PCAOB standards, a “material weakness” is a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

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

Anti-takeover provisions and federal law may limit the ability of another party to acquire us, which could cause our stock price to decline.

Various provisions of our articles of incorporation and by-laws could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our shareholders. These provisions provide for, among other things, advance notice requirements for proposals that can be acted upon at shareholder meetings, a prohibition on shareholder action by written consent without a meeting, and the authorization to issue “blank check” preferred stock by action of the board of directors acting alone, thus without obtaining shareholder approval. The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with federal regulations, require that, depending on the particular circumstances, either Federal Reserve Board approval must be obtained or notice must be furnished to the Federal Reserve Board and not disapproved prior to any person or entity acquiring “control” of a state member bank, such as the bank. These provisions may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.

Placer Sierra Bancshares and the bank are subject to extensive government regulation. These regulations may hamper our ability to increase assets and earnings, and could result in a decrease in the value of your shares.

Our operations and those of the bank are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed various laws, rules and regulations that, if adopted, would impact our operations. We cannot assure you that these proposed laws, rules and regulations or any other laws, rules or regulations will not be adopted in the future, which could make compliance much more difficult or expensive, restrict our ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us or otherwise adversely affect our business, financial condition, results of operations or cash flows.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and cash flows could be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have not received any comments from the staff of the Securities and Exchange Commission about our periodic and current reports within the last 180 days and, accordingly, we do not have any unresolved comments from the staff.

ITEM 2.    PROPERTIES

Our corporate headquarters is based in Sacramento, California. As of December 31, 2005, we had a total of 51 properties, consisting of 40 branch offices, seven operation and service centers, and four other properties.

Of the 40 branch offices, 11 locations are owned, 27 are leased and for two locations the buildings are owned by us, on land which is leased. Four of the branch locations also have sub-tenants for a portion of the building.

Of our operation and service centers, we own two locations, lease four and our Auburn, California administrative offices are owned by us, on land which is leased. Two of our operation and service centers also have sub-tenants for a portion of the building.

Of our four other properties, one location is owned by us and three are leased, all of which are subleased. In addition, we have two stand alone ATM locations, of which one is leased and the space for the other location is provided to us free of charge. We believe our premises are currently adequate for our business. However, if we are able to capitalize on acquisition opportunities, we may require a larger administrative facility.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we are party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our and/or the bank’s exposure to cases individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable. Other than as described below, we believe that there are no material litigation matters at the current time. However, litigation is inherently uncertain and no assurance can be given that any current or future litigation will not result in a loss which might be material to us. The following is a description of a case that is currently being appealed:

Cerritos Valley Dissenters

We received notice of appeal from the judgment and satisfaction of judgment filed and entered by the Superior Court of the State of California for the County of Orange in a litigation matter, Bank of Orange County v. Azar. et al. The litigation matter involves Bank of Orange County, a division of the bank. Bank of Orange County v. Azar, et al, was originally filed on November 18, 2003. On June 23, 2005, Bank of Orange County received a notice of entry of judgment and satisfaction of judgment with respect to this matter. The litigation relates to a number of Cerritos Valley Bank shareholders who exercised their statutory right pursuant to Chapter 13 of the California Corporations Code to dissent from the 2002 merger of Cerritos Valley Bank with and into Bank of Orange County. Rather than accept the merger consideration of $9.79 per share of common stock paid to Cerritos Valley Bank shareholders who did not dissent from the merger, the dissenting shareholders claimed that the fair market value of their shares of common stock was $25.76 per share. Prior to consummation of the merger, Bank of Orange County deposited the sum of approximately $3.8 million with the exchange agent for the merger, representing $9.79 per share multiplied by the number of shares held by dissenting shareholders.

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

The notice of appeal from the judgment and satisfaction of judgment was filed on August 12, 2005 by dissenting shareholders that hold a majority of the Cerritos Valley Bank common stock shares involved in the litigation and the opening appeal brief was filed in February 2006. Shareholders holding the remaining Cerritos Valley Bank common stock shares involved in the litigation are not participating in the appeal. Bank of Orange County intends to continue to vigorously defend this action.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Marketplace Designation, Sales Price Information and Holders

On August 10, 2004, our common stock was designated for quotation on the Nasdaq National Market and trades under the symbol “PLSB.” The following table summarizes the high and low closing sale prices for each quarterly period since August 10, 2004 for our common stock, as traded on and reported by the Nasdaq National Market:

Year Ended December 31,	High	Low
2004:
First quarter	$—	$—
Second quarter	$—	$—
Third quarter	$21.88	$18.60
Fourth quarter	$28.44	$21.64

	High	Low
2005:
First quarter	$27.63	$22.04
Second quarter	$27.27	$21.58
Third quarter	$30.50	$25.76
Fourth quarter	$30.32	$25.33

As of February 15, 2006, the closing price of our common stock on the Nasdaq National Market was $26.01 per share. As of that date, based on the records of our transfer agent, there were approximately 41 holders of record of our common stock.

Dividends

Our shareholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available therefore, subject to a dividend preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California General Corporation Law. Our ability to pay dividends is also subject to certain covenants contained in indentures we have issued relating to trust preferred securities that have been issued by four business trusts. For more information see “ITEM 1. BUSINESS. Supervision and Regulation—Payment of Dividends and Other Transfer of Funds.”

Since January 1, 2004, we have declared the following dividends:

Record Date	Pay Date	Amount per Share
December 17, 2004	January 4, 2005	$0.05
February 15, 2005	March 3, 2005	$0.12
May 31, 2005	June 13, 2005	$0.12
September 7, 2005	September 21, 2005	$0.12
December 8, 2005	December 22, 2005	$0.12
March 2, 2006	March 16, 2006	$0.12

We believe that we will be able to continue paying quarterly dividends, however, we can provide no assurance that we will continue to declare dividends on a quarterly basis or otherwise. The declaration of dividends by the Company is subject to the discretion of our Board of Directors. Our Board of Directors will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our shareholders or by our subsidiaries to the holding company, and such other factors as our Board of Directors may deem relevant. See “ITEM 1. BUSINESS. Supervision and Regulation—Payment of Dividends and Other Transfer of Funds” of this Annual Report on Form 10-K for a discussion of restrictions on our ability to pay dividends and potential regulatory limitations on our receipt of funds from our regulated subsidiaries.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2005 regarding securities issued and to be issued under equity compensation plans that were in effect during fiscal 2005:

Equity Compensation Plan Information

December 31, 2005

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders
2002 Amended and Restated Stock Option Plan	705,472	$16.99	1,188,597
2002 Stock Option Plan of Southland Capital Co.(1)	243,261	$7.82	—
Equity compensation plans not approved by security holders	—	—	—

Total	948,733		1,188,597

(1)	Assumed on May 25, 2004 in connection with the merger of Southland Capital Co. into us.
(2)	Excludes securities to be issued upon exercise of outstanding options, warrants and rights.

Recent Sales of Unregistered Securities

During the three-year period ended December 31, 2005, we issued the following securities, none of which have been registered under the Securities Act. All share numbers and per share prices have been adjusted to reflect our February 2003, 1-for-2 reverse stock split.

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

3. In May 2003, we issued an aggregate of 120,666 shares of our common stock to David E. Hooston as consideration for his employment. Of these shares, 75,000 were issued as compensation, 11,111 were issued at $9.00 per share for an aggregate purchase price of $100,000 and 34,555 were issued pursuant to the exercise of options, at an exercise price of $9.00 per share, for aggregate consideration of $311,000.

4. In December 2003, we issued an aggregate of 45,233 shares of our common stock to Randall E. Reynoso as consideration for his employment. Of these shares, 25,000 were issued as compensation and 20,233 were issued pursuant to the exercise of options, at an exercise price of $9.00 per share, for aggregate consideration of $182,000.

5. From July 1, 2002 to August 16, 2004, we issued to our employees, officers, directors and consultants options to purchase an aggregate of 1,114,030 shares of common stock at a weighted average exercise price of $9.57 per share pursuant to our 2002 Stock Option Plan. From October 1, 2002 to August 16, 2004, we issued an aggregate of 234,440 shares of common stock pursuant to option exercises, at exercise prices of $9.00 per share, not including the shares described in paragraph 1 above or paragraph 6 below.

6. On May 25, 2004, Southland Capital Co. was merged into us. Pursuant to the merger, we issued 5,249,181 shares of our common stock to the seven stockholders of Southland Capital Co. In connection with the merger, we also assumed outstanding options which, pursuant to the amended and restated agreement and plan of merger relating to such merger, were converted into options to acquire 685,044 shares of our common stock. From May 25, 2004 through August 16, 2004, we issued 117,267 shares of common stock upon the exercise of certain of these options, at an exercise price of $7.82 per share.

7. During the fourth quarter of 2004, we issued $10.3 million of Floating Rate Junior Subordinated Debentures to our subsidiary, Placer Statutory Trust III.

None of the transactions described above involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction, if deemed to be a sale of a security, was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The issuance of shares pursuant to the exercise of stock options described in paragraphs 2, 3, 4, and 5 above were exempt from the registration requirements of the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in each transaction described in paragraphs 1-7 above represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and acknowledged that the securities were issued in a transaction not registered under the Securities Act, such securities were restricted as to transfers and appropriate legends were affixed to the share certificates and instruments issued in such transactions.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the year ended December 31, 2005.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our statistical information for each of the years in the five-year period ended December 31, 2005. The financial data presented includes the effect of our acquisition of Southland Capital Co. as if the merger had occurred on January 1, 2001. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005 and related Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” The information contained in this summary may not be indicative of future financial condition or results of operations. See “ITEM 1A. RISK FACTORS” for discussion of risk factors.

	At or for the Years Ended December 31,
	2005(1)	2004(1)	2003	2002	2001
	(Dollars in thousands, except share and per share data)
Consolidated Income Data:
Interest income	$101,031	$71,831	$68,783	$72,651	$85,313
Interest expense	17,514	9,444	10,275	18,127	29,216

Net interest income	83,517	62,387	58,508	54,524	56,097
Provision for (credit to) the allowance for loan and lease losses	—	560	(6)	(485)	4,747

Net interest income after provision for (credit to) the allowance for loan and lease losses	83,517	61,827	58,514	55,009	51,350
Non-interest income	16,389	10,615	15,992	15,457	12,627
Non-interest expense	59,038	51,730	50,745	56,308	57,833

Income before income taxes	40,868	20,712	23,761	14,158	6,144
Provision for income taxes	16,066	7,693	8,431	4,807	5,512
Minority interest share of (income) loss	—	—	—	(123)	2,693

Net income	$24,802	$13,019	$15,330	$9,228	$3,325

Share Data:
Earnings per common share:
Basic	$1.66	$0.92	$1.13	$0.70	$0.25
Diluted(2)	$1.63	$0.90	$1.13	$0.70	$0.25
Cash dividends per share	$0.48	$0.05	$—	$—	$—
Book value per share	$13.91	$12.88	$12.05	$11.09	$10.62
Shares outstanding at the end of the year	15,042,981	14,877,056	13,683,493	13,407,401	13,165,685
Weighted average shares outstanding – basic	14,943,874	14,123,894	13,520,468	13,176,242	13,165,685
Weighted average shares outstanding – diluted	15,257,539	14,414,735	13,520,468	13,176,242	13,165,685

	At or for the Years Ended December 31,
	2005(1)	2004(1)	2003	2002	2001
	(Dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$57,268	$39,616	$88,505	$153,617	$184,398
Investments and other securities	242,764	260,346	226,588	230,116	151,597
Loans and leases held for investment, net of deferred fees and costs	1,375,486	1,294,264	952,798	876,407	872,698
Other real estate	—	657	805	1,514	1,619
Goodwill	103,260	101,329	72,639	72,639	70,075
Other intangible assets	11,589	14,172	8,760	11,360	13,844
Total assets	1,860,462	1,779,415	1,396,946	1,405,595	1,355,812
Total deposits	1,572,882	1,500,059	1,137,160	1,193,117	1,153,147
Junior subordinated deferrable interest debentures	53,611	53,611	38,146	38,146	38,146
Shareholders’ equity	209,281	191,641	164,894	148,690	139,812

Selected Other Balance Sheet Data:
Average assets	$1,848,989	$1,461,649	$1,413,637	$1,393,405	$1,316,248
Average earning assets	1,598,105	1,266,840	1,210,209	1,186,758	1,117,700
Average shareholders’ equity	198,326	175,614	158,619	146,627	147,811

Selected Financial Ratios:
Return on average assets	1.34%	0.89%	1.08%	0.66%	0.25%
Return on average shareholders’ equity	12.51	7.41	9.66	6.29	2.25
Shareholders’ equity to total assets	11.25	10.77	11.80	10.58	10.31
Net interest margin	5.23	4.92	4.83	4.59	5.02
Efficiency ratio	59.09	70.86	68.11	80.46	84.15
Dividend payout ratio	28.92	5.42	—	—	—

Selected Asset Quality Ratios:
Non-performing loans and leases to total loans and leases held for investment	0.22%	0.22%	0.31%	0.42%	0.52%
Non-performing assets to total assets	0.16	0.20	0.27	0.37	0.46
Allowance for loan and lease losses to total loans and leases held for investment	1.22	1.25	1.40	1.42	1.42
Allowance for loan and lease losses to non-performing loans and leases	545.67	558.81	447.60	341.47	270.76
Allowance for loan and lease losses to non-performing assets	545.67	455.57	352.43	241.28	199.89
Net recoveries (charge-offs) to average loans and leases held for investment	0.04	(0.15)	0.10	0.07	(0.60)

(1)	We acquired First Financial Bancorp, parent company of Bank of Lodi in 2004. The assets of First Financial Bancorp were incorporated into our balance sheet on December 10, 2004 upon closing of the acquisition. The first full year to include the results of operations from the effect of this acquisition was in 2005.
(2)	For periods ended prior to January 1, 2004, the shares of common stock issuable under stock option agreements were not included in the computation of diluted earnings per share because the exercise prices were equal to or greater than the stock’s fair value and their effect would be antidilutive.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with the information under “Selected Financial Information” and our consolidated financial data included elsewhere in this document. Certain statements under this caption may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Placer Sierra Bancshares and its subsidiaries operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to the possibility that personnel changes will not proceed as planned; growth may be inhibited if we cannot attract deposits; revenues are lower than expected; competitive pressure among depository institutions increases significantly; the cost of additional capital is more than expected; changes in the interest rate environment reduces interest margins; general economic conditions, either nationally or in the market areas in which we conduct business, are less favorable than expected; legislation or regulatory requirements or changes adversely affect our business; changes that may occur in the securities markets; we may suffer an interruption of services from third-party service providers that could adversely affect our business; we may not be able to maintain an effective system of internal and disclosure controls; governmental approvals for the acquisition of Southwest Community Bancorp may not be obtained or adverse regulatory conditions may be imposed in connection with governmental approvals of our proposed merger with Southwest Community Bancorp; our shareholders or the Southwest Community Bancorp shareholders may fail to provide the required approvals to consummate the merger; factors may occur which result in a condition to the acquisition of Southwest Community Bancorp not being satisfied; planned acquisitions (including the proposed merger with Southwest Community Bancorp) and relative cost savings cannot be fully realized within the expected time frame; the integration of acquired businesses, including Southwest Community Bancorp, takes longer or is less successful than expected; revenues following the proposed merger with Southwest Community Bancorp are lower than expected; potential or actual litigation relating to us or the proposed merger with Southwest Community Bancorp occurs; factors occur which result in a condition to the proposed merger with Southwest Community Bancorp not being met; and other factors discussed in this annual report on Form 10-K for the year ended December 31, 2005 under “ITEM 1A. RISK FACTORS.” We do not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect the occurrences of unanticipated events or circumstances after the date of such statements.

OVERVIEW

Who We Are

We are the bank holding company for Placer Sierra Bank, a California state-chartered commercial bank. Our bank conducts a portion of its banking business through the following divisions: Sacramento Commercial Bank, Bank of Lodi and Bank of Orange County. The bank has one active subsidiary, Central Square Company, Inc., which derives its commission income from a third-party provider of non-deposit investment products.

As of December 31, 2004 and 2005, we owned 100% of Placer Sierra Bank and 100% of the common stock of Placer Statutory Trust II, Placer Statutory Trust III, Southland Statutory Trust I and First Financial Bancorp Trust I. The trusts were formed for the exclusive purpose of issuing and selling trust preferred securities. For financial reporting purposes, our investments in the trusts are not consolidated.

Recent Developments

On February 15, 2006, we entered into an Agreement and Plan of Merger and Reorganization to acquire Southwest Community Bancorp and its subsidiary Southwest Community Bank, based in Carlsbad California.

Under the merger agreement, at closing, each outstanding share of Southwest Community Bancorp common stock will be converted into, and each warrant to purchase Southwest Community Bancorp common stock will be converted into the right to purchase, a number of shares of our common stock based on an exchange ratio. The exchange ratio will be equal to the quotient obtained by dividing a “per share price” by our average commons stock price over a 20 trading day period prior to closing of the acquisition (the “average price”). The “per share price” will be equal to the quotient obtained by dividing $175,000,000 (plus the aggregate exercise price of all outstanding Southwest options and warrants at close of the acquisition) by the number of outstanding shares of Southwest common stock and number of shares of Southwest common stock subject to outstanding warrants and options at the close of the acquisition (the “exchange ratio”). We will assume all outstanding Southwest warrants, which will then become warrants to purchase our common stock. Any options to purchase Southwest common stock which are not exercised prior to consummation of the merger will be canceled for no consideration.

If our average price is greater than or equal to $28.60, or less than or equal to $23.40, the exchange ratio will be fixed to what it would have been had our average price been $23.40 or $28.60 to ensure that a maximum or minimum number of shares of our common stock are issued in the merger, as the case may be. If our average price is below $21.06 and our stock underperforms an index of peer stocks by more than 15%, then Southwest may terminate the merger agreement unless we add cash to the transaction to increase the aggregate purchase price Southwest shareholders could have received had the average price been $21.06 (or $157,500,000 in the aggregate in our common stock and cash.) The foregoing description is qualified in its entirety by reference to the full text of the merger agreement, which is an exhibit to this Annual Report on Form 10-K.

The completion of the merger is subject to various customary conditions, including receipt of requisite governmental approvals and the approval of our shareholders and Southwest’s shareholders. At December 31, 2005, Southwest Community Bancorp had, on a consolidated basis, total assets of $656.5 million, total deposits of $594.1 million, and total shareholders’ equity of $49.4 million.

Shelf Registration Statement

In December 2005, we filed a shelf registration statement relating to the offer of 7,222,379 shares held by the Fund, which is the selling shareholder in the offering. The registration statement was declared effective on December 23, 2005. On January 25, 2006, the Fund sold 5,000,000 shares pursuant to the shelf registration statement and on February 7, 2006, the Fund sold an additional 250,000 shares. As a result of those sales, the Fund owned 13.1% of our shares as of February 7, 2006.

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

We have 31 Northern California branches that serve an eight county area including Placer, Sacramento and El Dorado, commonly known as the greater Sacramento metropolitan region, and the adjacent counties of Amador, Calaveras, Nevada, Sierra and San Joaquin. We have nine Southern California branches that serve both Los Angeles and Orange counties. We have other locations in California including loan production offices in Fresno and San Jose and a mortgage center in Quincy.

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

Our Acquisitions

One of our strategic objectives is to geographically focus our activities in California’s faster growing metropolitan regions. Consistent with this objective, we acquired First Financial Bancorp in December 2004 and Southland Capital Co. in May 2004.

We acquired First Financial Bancorp, parent company of Bank of Lodi, to begin our Northern California expansion southward through the high growth California central valley. The purchase price allocation, which included all final adjustments, reflected assets with an approximate fair value of $351.0 million, which were incorporated into our balance sheet. The acquisition was accounted for under the purchase method of accounting.

We acquired Southland Capital Co. and its subsidiary Bank of Orange County to participate in the high growth Southern California banking market. Bank of Orange County has always been a community-focused commercial bank with core relationship-based depositors and borrowers. In connection with the Southland Capital Co. acquisition, Southland merged into us, and Bank of Orange County became our subsidiary. We merged Bank of Orange County into the bank in July 2004 and operate it as a division of the bank, under the name Bank of Orange County. The Southland merger was a stock-for-stock transaction whereby the shareholders of Southland received 0.5752 of a share of our common stock for each outstanding share of Southland common stock. Immediately prior to the acquisition of Southland, our principal shareholder, California Community Financial Institution Fund Limited Partnership, owned 99.75% of Southland and 93.18% of us. The acquisition was principally accounted for as a combination of companies under common control similar to a pooling of interests. Thus, our historical consolidated financial statements presented herein include the financial results of

Southland and its subsidiary, Bank of Orange County, as if the merger occurred on January 1, 2003. Our simultaneous acquisition of the 0.25% minority interest in Southland was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the 0.25% minority interest in the net assets acquired was approximately $92,000, which was recorded as goodwill.

Our Opportunities, Challenges and Risks

Our strategy is to be the premier banking company for the long-term benefit of our shareholders, customers and employees. We believe we have opportunities for internal loan and deposit growth, because our primary operations are located in three of the strongest growth markets in Northern, Central and Southern California and we plan to position our company to take full advantage of the growth markets.

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

Available-for-Sale Securities

Our available-for-sale securities are carried at fair value. We believe this is a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing total assets and shareholders’ equity.

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

Results of Operations

Key Performance Indicators

The following sections contain tables and data setting forth certain statistical information about us for the years ended December 31, 2005, 2004 and 2003. This discussion should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto for years ended December 31, 2005, 2004 and 2003 included herein.

As of December 31, 2005, we had total assets of $1.860 billion, total loans and leases held for investment, net of deferred fees and costs, of $1.375 billion, total deposits of $1.573 billion and shareholders’ equity of $209.3 million. For the year ended December 31, 2005 average earning assets were $1.598 billion, average loans and leases held for investment, net of deferred fees and costs, were $1.323 billion, and average deposits were $1.564 billion. As of December 31, 2005, 15,042,981 shares of our common stock were outstanding, having a book value per share of $13.91.

For the year ended December 31, 2005, we recorded net income of $24.8 million, or $1.63 per share, on a diluted basis. Our financial results for the year ended December 31, 2005, as compared to the year ended December 31, 2004, reflect the successful integration of our acquisitions in 2004 of both Southland Capital Co. and First Financial Bancorp.

The following table presents our key performance indicators on a GAAP basis for the years ended December 31, 2005, 2004 and 2003 and the basis for calculating these indicators:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Net interest income	$83,517	$62,387	$58,508
Non-interest income	16,389	10,615	15,992

	99,906	73,002	74,500
Provision for (credit to) the allowance for loan and lease losses	—	560	(6)
Non-interest expense	59,038	51,730	50,745
Provision for income taxes	16,066	7,693	8,431

Net income	$24,802	$13,019	$15,330

Average assets	$1,848,989	$1,461,649	$1,413,637
Average shareholders’ equity	$198,326	$175,614	$158,619
Share Information:
Weighted average shares outstanding – basic	14,943,874	14,123,894	13,520,468
Weighted average shares outstanding – diluted	15,257,539	14,414,735	13,520,468
Profitability Measures:
GAAP earnings per share – basic	$1.66	$0.92	$1.13
GAAP earnings per share – diluted	$1.63	$0.90	$1.13
GAAP return on average assets	1.34%	0.89%	1.08%
GAAP return on average shareholders’ equity	12.51%	7.41%	9.66%
GAAP efficiency ratio	59.09%	70.86%	68.11%

We believe that the presentation of our operating earnings excluding merger related costs, investment security restructuring loss and gain on sale of branches is important to gaining an understanding of the financial performance of our core banking operations. Accordingly, the following table shows operating earnings, which is a non-GAAP basis presentation of our key performance indicators, for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Net income as reported	$24,802	$13,019	$15,330
Gain on sale of branches, net of expenses and tax effect	—	—	(895)
Acquisition related:
Merger expenses, net of tax effect	—	1,539	—
Investment security restructuring loss, net of tax effect	—	2,210	—

Operating earnings	$24,802	$16,768	$14,435

Profitability Measures:
Operating earnings per share – basic	$1.66	$1.19	$1.07
Operating earnings per share – diluted	$1.63	$1.16	$1.07
Operating return on average assets	1.34%	1.15%	1.02%
Operating return on average shareholders’ equity	12.51%	9.55%	9.10%
Operating efficiency ratio	59.09%	64.75%	69.56%

2005 Compared to 2004

Net income for the year ended December 31, 2005 was $24.8 million, or $1.63 per diluted share. Net income for the year ended December 31, 2004 was $13.0 million, or $0.90 per diluted share. Return on average assets for 2005 was 1.34%, compared to 0.89% for 2004. Return on average equity for 2005 was 12.51%, compared to 7.41% for 2004.

Net income for the year ended December 31, 2004 was negatively impacted by the following items related to the acquisition of Southland Capital Co: $2.3 million ($1.5 million after tax) of merger related expenses and a $3.8 million ($2.2 million after tax) loss from the sale of $72.0 million of Bank of Orange County’s investment securities portfolio incurred to align our two banks’ interest rate risk and liquidity profiles. Excluding the impact of these items, operating earnings for the year ended December 31, 2004 was $16.8 million, or $1.16 per diluted share.

Net interest income for the year ended December 31, 2005 was $83.5 million, an increase of 33.9% over net interest income of $62.4 million for the year ended December 31, 2004. The increase in net interest income is primarily the result of the acquisition of First Financial Bancorp, the investment of excess liquidity created by the acquisition of Southland Capital Co. into higher yielding investments, such as loans and investment securities, and the beneficial impact of a rising interest rate environment on our asset sensitive balance sheet.

Total non-interest income for the year ended December 31, 2005 was $16.4 million, an increase of 54.4% over non-interest income of $10.6 million for 2004. Non-interest income in 2004 was negatively impacted by an investment portfolio restructuring loss of $3.8 million, offset by a $397,000 gain from life insurance proceeds and a $528,000 recovery of an operational charge-off. After considering these items, non-interest income for the year ended December 31, 2005 increased as the result of the acquisition of First Financial Bancorp and an increase in referral and other loan-related fees, principally attributable to an increase in commercial real estate loans referred to third parties.

The efficiency ratio is a measure of how effective we are at managing our non-interest expense dollars. A lower or declining ratio indicates improving efficiency. The efficiency ratio for the year ended December 31, 2005 was 59.09%, compared to 70.86% for 2004. Excluding merger related costs associated with the acquisition of Southland Capital Co., the operating efficiency ratio for the year ended December 31, 2004 was 64.75% The improvement in our efficiency ratio in 2005 over 2004 reflects our strong revenue growth in 2005 and our efficient integration (and corresponding ability to control costs) of our 2004 acquisitions of both Bank of Orange County and Bank of Lodi.

2004 Compared to 2003

Net income for the year ended December 31, 2004 was $13.0 million, or $0.90 per diluted share. Net income for the year ended December 31, 2003 was $15.3 million, or $1.13 per diluted share. Return on average assets for 2004 was 0.89%, compared to 1.08% for 2003. Return on average equity for 2004 was 7.41%, compared to 9.66% for 2003.

Net income for the year ended December 31, 2004 was negatively impacted by the following items related to the acquisition of Southland Capital Co: $2.3 million ($1.5 million after tax) of merger related expenses and a $3.8 million ($2.2 million after tax) loss from the sale of $72.0 million of Bank of Orange County’s investment securities portfolio incurred to align our two banks’ interest rate risk and liquidity profiles. Excluding the impact of these items, operating earnings for the year ended December 31, 2004 was $16.8 million, or $1.16 per diluted share. Net income for the year ended December 31, 2003 was impacted by a $1.5 million ($895,000 after tax) gain, net of expenses, from the sale of five branches to another bank in the fourth quarter. Excluding the impact of this item, operating earnings for the year ended December 31, 2003 was $14.4 million, or $1.07 per diluted share.

Net interest income for the year ended December 31, 2004 was $62.4 million, an increase of 6.6% over net interest income of $58.5 million for the year ended December 31, 2003. The increase in net interest income is the result of a 4.7%, or $56.6 million increase in average earning assets, combined with a shift to higher yielding loans and leases held for investment which increased to 80.6% of average earning assets in 2004 compared to 72.6% of average earning assets in 2003. The increase in net interest income also reflects the growth in lower cost average core deposits (all deposit categories other than time certificates of deposit) which increased 3.9%, or $35.9 million, to $960.2 million for 2004 from $924.4 million for 2003 and a decline in the rates paid on certificates of deposits which combined to decrease the total cost of deposits to 0.60% for the year ended December 31, 2004 from 0.71% in 2003.

Total non-interest income for the year ended December 31, 2004 was $10.6 million, a decrease of 33.6% over non-interest income of $16.0 million for 2003. Non-interest income in 2004 was negatively impacted by an investment portfolio restructuring loss of $3.8 million, offset by a $397,000 gain from life insurance proceeds and a $528,000 recovery of an operational charge-off. Non-interest income in 2003 was positively impacted by a $1.5 million gain, net of expenses, on the sale of five branches in the fourth quarter. After considering these items, non-interest income decreased from 2003 to 2004 as the result of: 1) a decrease in service charges on deposits, principally attributable to the sale of branches in the fourth quarter of 2003 and the 2004 increase in earnings credits on business accounts and 2) a decrease in the gain on sale of loans reflecting our decision to retain more 1-4 family home loans for our portfolio, partially offset by an increase in referral and other loan-related fees as our loan referral program was more fully implemented.

The efficiency ratio is a measure of how effective we are at managing our non-interest expense dollars. A lower or declining ratio indicates improving efficiency. The efficiency ratio for the year ended December 31, 2004 was 70.86%, compared to 68.11% for 2003. Excluding merger related costs associated with the acquisition of Southland Capital Co., the operating efficiency ratio for the year ended December 31, 2004 was 64.75%. Excluding the gain on sale of branches in the fourth quarter of 2003, the operating efficiency ratio for the year ended December 31, 2003 was 69.56%.

Net Interest Income

Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest earning assets. Our balance sheet is asset sensitive, and as a result, our net interest margin tends to increase in a rising interest rate environment and decline in a falling interest rate environment. The majority of our earning assets are tied to market rates, such as the prime rate, and therefore rates on our earning assets generally reprice along with a movement in market rates while interest bearing liabilities, mainly deposits, tend to reprice more slowly and usually incorporate only a portion of the movement in market rates.

The following tables present, for the periods indicated, the distribution of average assets, liabilities and shareholders’ equity, as well as the net interest income from average interest earning assets and the resultant yields expressed as percentages. Non-accrual loans are included in the calculation of average loans and leases while non-accrued interest thereon is excluded from the computation of yields earned.

	Year Ended December 31,
	2005			2004			2003
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans held for sale	$—	$—	0.00%	$215	$9	4.19%	$3,652	$209	5.72%
Loans and leases held for investment (1) (2) (3)	1,323,467	89,331	6.75%	1,021,151	63,193	6.19%	878,060	58,067	6.61%
Investment securities available -for-sale:
Taxable	213,474	9,348	4.38%	139,800	6,495	4.65%	196,224	8,448	4.31%
Tax-exempt (1)	18,176	717	3.94%	12,296	529	4.30%	12,376	539	4.36%
Federal funds sold	29,721	953	3.21%	84,483	1,150	1.36%	112,584	1,120	0.99%
Interest bearing deposits with other banks	97	2	2.06%	63	1	1.59%	33	—	0.00%
Other earning assets (4)	13,170	680	5.16%	8,832	454	5.14%	7,280	400	5.49%

Total interest earning assets	1,598,105	101,031	6.32%	1,266,840	71,831	5.67%	1,210,209	68,783	5.68%

Non-interest earning assets:
Cash and due from banks	65,426			67,407			68,688
Other assets	185,458			127,402			134,740

Total assets	$1,848,989			$1,461,649			$1,413,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Interest bearing demand	$251,494	993	0.39%	$197,458	698	0.35%	$200,095	851	0.43%
Money market	279,116	2,820	1.01%	217,743	1,496	0.69%	211,171	1,515	0.72%
Savings	175,628	613	0.35%	135,711	473	0.35%	130,190	568	0.44%
Time certificates of deposit	359,230	9,520	2.65%	253,013	4,636	1.83%	263,794	5,471	2.07%

Total interest bearing deposits	1,065,468	13,946	1.31%	803,925	7,303	0.91%	805,250	8,405	1.04%
Short-term borrowings	13,342	111	0.83%	19,925	167	0.84%	11,637	100	0.86%
Long-term debt	53,611	3,457	6.45%	39,286	1,974	5.02%	38,146	1,770	4.64%

Total interest bearing liabilities	1,132,421	17,514	1.55%	863,136	9,444	1.09%	855,033	10,275	1.20%

Non-interest bearing liabilities:
Demand deposits	498,419			409,333			382,900
Other liabilities	19,823			13,566			17,085

Total liabilities	1,650,663			1,286,035			1,255,018
Shareholders’ equity	198,326			175,614			158,619

Total liabilities and shareholders’ equity	$1,848,989			$1,461,649			$1,413,637

Net interest income		$83,517			$62,387			$58,508

Net interest margin (5)			5.23%			4.92%			4.83%

(1)	Yields on loans and leases and tax exempt securities have not been adjusted to a tax-equivalent basis because the impact is not material.
(2)	Average non-accrual loans and leases of $3.1 million, $2.5 million and $2.1 million in 2005, 2004 and 2003, respectively, are included in the yield computations.
(3)	Interest income includes net deferred loan and lease fees and costs of $1.7 million, $1.2 million and $956,000 for 2005, 2004 and 2003, respectively.
(4)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5)	Net interest margin is calculated by dividing net interest income by total average earning assets.

The following tables show the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates (mix) based on the relative changes of volume and rates:

	Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
	Net Change	Rate	Volume	Mix
	(Dollars in thousands)
Interest income:
Loans held for sale	$(9)	$(9)	$(9)	$9
Loans and leases held for investment	26,138	5,732	18,709	1,697
Investment securities available-for-sale:
Taxable	2,853	(373)	3,423	(197)
Tax-exempt	188	(44)	253	(21)
Federal funds sold	(197)	1,559	(745)	(1,011)
Interest bearing deposits with other banks	1	—	1	—
Other earning assets	226	2	223	1

Total interest income	29,200	6,867	21,855	478

Interest expense:
Interest bearing demand	295	82	191	22
Money market	1,324	704	422	198
Savings	140	1	139	—
Time certificates of deposit	4,884	2,069	1,946	869
Short-term borrowings	(56)	(1)	(55)	—
Long-term debt	1,483	559	720	204

Total interest expense	8,070	3,414	3,363	1,293

Net interest income	$21,130	$3,453	$18,492	$(815)

	Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
	Net Change	Rate	Volume	Mix
	(Dollars in thousands)
Interest income:
Loans held for sale	$(200)	$(56)	$(197)	$53
Loans and leases held for investment	5,126	(3,729)	9,463	(608)
Investment securities available-for-sale:
Taxable	(1,953)	668	(2,429)	(192)
Tax-exempt	(10)	(7)	(3)	—
Federal funds sold	30	413	(280)	(103)
Interest bearing deposits with other banks	1	1	—	—
Other earning assets	54	(26)	85	(5)

Total interest income	3,048	(2,736)	6,639	(855)

Interest expense:
Interest bearing demand	(153)	(144)	(11)	2
Money market	(19)	(64)	47	(2)
Savings	(95)	(114)	24	(5)
Time certificates of deposit	(835)	(637)	(224)	26
Short-term borrowings	67	(2)	71	(2)
Long-term debt	204	147	53	4

Total interest expense	(831)	(814)	(40)	23

Net interest income	$3,879	$(1,922)	$6,679	$(878)

2005 Compared to 2004

Net interest income increased 33.9%, or $21.1 million, to $83.5 million for the year ended December 31, 2005, from $62.4 million for 2004. Average earning assets increased 26.1%, or $331.3 million, to $1.598 billion for the year ended December 31, 2005, from $1.267 billion for 2004. Average loans and leases held for investment, net of deferred fees and costs, increased by 29.6%, or $302.3 million, to $1.323 billion for the year ended December 31, 2005, from $1.021 billion for 2004. These increases are primarily attributable to the acquisition of First Financial Bancorp. Average core deposits (all deposit categories other than time certificates of deposit) increased 25.5%, or $244.4 million, to $1.205 billion for the year ended December 31, 2005, from $960.2 million for 2004. Excluding average core deposits of $194.5 million and $12.4 million held in our Bank of Lodi branches during 2005 and 2004, respectively, average core deposits grew 6.6%, or $62.3 million, from 2005 to 2004.

The net interest margin for the year ended December 31, 2005 increased to 5.23%, from 4.92% for 2004, primarily attributable to an increase in yields on total interest earning assets to 6.32% for the year ended December 31, 2005, from 5.67% for 2004, which was greater than the increase in the cost of total interest bearing liabilities to 1.55% for the year ended December 31, 2005, from 1.09% for 2004. Partially offsetting this increase in the spread on interest earning assets to interest bearing liabilities was a decline in the ratio of interest earning assets to interest bearing liabilities to 141.1% for the year ended December 31, 2005, from 146.8% for 2004. Our net interest margin would have been higher in 2004 if not for our liquidity strategy during the second half of 2004 resulting from and related to the acquisitions of Southland Capital Co. and First Financial Bancorp and the uncertainties in the Treasury markets preceding the 2004 Presidential election.

Interest income increased 40.7%, or $29.2 million, to $101.0 million for the year ended December 31, 2005, from $71.8 million for 2004. Average loans and leases, held for investment, net of deferred fees and costs, increased 29.6%, or $302.3 million, to $1.323 billion for the year ended December 31, 2005, from $1.021 billion for 2004, primarily reflecting our acquisition of First Financial Bancorp. Average loans and leases, held for investment, net of deferred fees and costs, yielded 6.75% for the year ended December 31, 2005, compared to 6.19% for 2004. The increase in the yields on average loans and leases primarily reflects the impact of loans that re-priced during a period of rising short-term interest rates. While the yield on average total loans and leases increased between comparable periods, the yield on investment securities decreased to 4.34% for the year ended December 31, 2005, from 4.62% for 2004. The decline in the yield of the investment portfolio between 2004 and 2005 reflects the reinvestment of amounts matured, called or sold into lower yielding investments.

Interest expense on all interest bearing liabilities increased 85.5%, or $8.1 million, to $17.5 million for the year ended December 31, 2005, from $9.4 million in 2004. Total average interest bearing liabilities increased 31.2%, or $269.3 million, to $1.132 billion for the year ended December 31, 2005, from $863.1 million for 2004. The increase is primarily attributable to our acquisition of First Financial Bancorp. The cost of our interest bearing liabilities increased to 1.55% for the year ended December 31, 2005, from 1.09% for 2004. This increase was the result of the higher cost of time certificates of deposit and money market deposits, as well as higher rates paid on junior subordinated deferrable interest debentures. Interest rates on junior subordinated deferrable interest debentures reset quarterly and are based on the 90-day LIBOR plus a margin.

Interest expense on interest bearing deposits increased 91.0%, or $6.6 million, to $13.9 million for the year ended December 31, 2005, from $7.3 million for 2004. The increase is primarily attributable to our acquisition of First Financial Bancorp. Also, in the first and second quarters of 2005, we focused on attracting longer-duration time certificates of deposit through new product offerings, which we believe has helped mitigate net interest margin compression during 2005. Additionally, market rates continued to increase during 2005 for certificates of deposit and we increased the rates we paid on such deposits in order to retain them as they matured. We maintained the rates we paid on other deposit products. Another contributing factor to the increase in interest expense on interest bearing deposits was the alignment of the Bank of Orange County and Placer Sierra Bank deposit rate schedules after the merger of the two banks in the third quarter of 2004, which resulted in an increase in the average rate paid on our Southern California money market deposits. A substantial percentage of our funding sources are non-interest bearing demand deposits, which represented approximately 31.9% of average total deposits for the year ended December 31, 2005, a decrease from 33.7% for 2004. The decrease in the percentage of non-interest bearing demand deposits to total deposits along with higher rates paid on both time certificates of deposit and money market deposits increased our overall cost of deposits to 0.89% for the year ended December 31, 2005, from 0.60% for 2004. As a percentage of average total deposits, time certificates of deposit increased to 23.0% for the year ended December 31, 2005, from 20.9% for 2004.

2004 Compared to 2003

Net interest income increased 6.6%, or $3.9 million, to $62.4 million for the year ended December 31, 2004, from $58.5 million for 2003. Average earning assets increased 4.7%, or $56.6 million, to $1.267 billion for the year ended December 31, 2004, from $1.210 billion for 2003. Average loans and leases held for investment, net of deferred fees and costs, increased by 16.3%, or $143.1 million, to $1.021 billion for the year ended December 31, 2004, from $878.1 million for 2003. These increases are primarily attributable to the successful shifting of our mix of interest earning assets away from lower yielding federal funds sold and investments into relatively higher yielding loans and leases. Average core deposits (all deposit categories other than time certificates of deposit) increased 3.9%, or $35.9 million, to $960.2 million for the year ended December 31, 2004, from $924.4 million for 2003.

The net interest margin for the year ended December 31, 2004 increased to 4.92%, from 4.83% for 2003, primarily attributable to 1) a decrease in the cost of total interest bearing liabilities to 1.09% for the year ended December 31, 2004, from 1.20% for 2003, while the cost of total interest earning assets remained essentially unchanged at 5.67% in 2004 compared to 5.68% in 2003 and 2) an increase in the ratio of interest earning assets to interest bearing liabilities to 146.8% for the year ended December 31, 2004, from 141.5% for 2003. Our net interest margin would have been higher in 2004 if not for our liquidity strategy during the second half of 2004 resulting from and related to the acquisitions of Southland Capital Co. and First Financial Bancorp and the uncertainties in the Treasury markets preceding the 2004 Presidential election.

Interest income increased 4.4%, or $3.0 million, to $71.8 million for the year ended December 31, 2004, from $68.8 million for 2003. Average loans and leases, held for investment, net of deferred fees and costs, increased 16.3%, or $143.1 million, to $1.021 billion for the year ended December 31, 2004, from $878.1 million for 2003, primarily reflecting our shift of interest earning assets away from lower yielding federal funds sold and investments into relatively higher yielding loans and leases. Average loans and leases, held for investment, net of deferred fees and costs, yielded 6.19% for the year ended December 31, 2004, compared to 6.61% for 2003. The decrease in the yields on average loans and leases is a result of new loans originated at rates lower than our existing portfolio and the refinancing of some of our existing loans. While the yield on average total loans and leases decreased between comparable periods, the yield on investment securities increased to 4.62% for the year ended December 31, 2004, from 4.31% for 2003, reflecting a larger percentage of total investments being held in higher yielding U.S. agency securities.

Interest expense on all interest bearing liabilities decreased 8.1%, or $831,000, to $9.4 million for the year ended December 31, 2004, from $10.3 million in 2003. Total average interest bearing liabilities increased 0.9%, or $8.1 million, to $863.1 million for the year ended December 31, 2004, from $855.0 million for 2003. The cost of our interest bearing liabilities decreased to 1.09% for the year ended December 31, 2004, from 1.20% for 2003. This decrease was the result of the lower cost of deposits, offset by higher rates paid on junior subordinated deferrable interest debentures. Interest rates on junior subordinated deferrable interest debentures reset quarterly and are based on the 90-day LIBOR plus a margin.

Interest expense on interest bearing deposits decreased 13.1%, or $1.1 million, to $7.3 million for the year ended December 31, 2004, from $8.4 million for 2003. The decrease was primarily due to existing certificates of deposits renewing at lower rates and our ability to keep rates on new certificates of deposits and rates on all transaction accounts low during a period when short-term market rates were generally increasing, as reflected by the increase in short-term market rates in 2004 by 1.50%. A substantial percentage of our funding sources are non-interest bearing demand deposits, which represented approximately 33.7% of average total deposits for the year ended December 31, 2004, an increase from 32.2% for 2003. The increase in the percentage of non-interest bearing demand deposits to total deposits and the lower rates paid on interest bearing deposits decreased our overall cost of deposits to 0.60% for the year ended December 31, 2005, from 0.71% for 2003. As a percentage of average total deposits, time certificates of deposit decreased to 20.9% for the year ended December 31, 2004, from 22.2% for 2003.

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

2005 Compared to 2004

Management determined there was no provision for loan and lease losses required for 2005 given the quality of the loan portfolio combined with loan recoveries exceeding loan charge-offs by $514,000. During 2005, we experienced loan and lease charge-offs of $1.6 million and recoveries of $2.1 million, compared to loan and lease charge-offs of $2.6 million and recoveries of $1.1 million for 2004, when we recorded a provision for loan and lease losses of $560,000. Non-performing loans and leases as a percentage of total loans and leases held for investment were 0.22% at December 31, 2005 and 2004.

2004 Compared to 2003

The provision for loan and lease losses was $560,000 for 2004, as compared to a credit to the allowance for loan and lease losses of $6,000 for 2003. During 2004, we experienced loan and lease charge-offs of $2.6 million and recoveries of $1.1 million, compared to loan and lease charge-offs of $1.0 million and recoveries of $1.9 million in 2003. Non-performing loans and leases as a percentage of total loans and leases held for investment were 0.22% at December 31, 2004 and 0.31% at December 31, 2003.

See “—Critical Accounting Policies,” “—Financial Condition—Allowance for Loan Losses,” and Note 2 to our Consolidated Financial Statements.

Non-Interest Income

The following table summarizes non-interest income by category for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Service charges and fees on deposit accounts	$7,763	$6,293	$6,872
Referral and other loan-related fees	3,941	2,914	2,516
Loan servicing income	410	310	394
Gain on sale of loans, net	—	185	642
Revenues from sales of non-deposit investment products	827	695	759
(Loss) gain on sale of investment securities available-for-sale, net	(56)	(3,335)	760
Increase in cash surrender value of life insurance	1,660	1,210	1,261
Gain on sale of branches, net of expenses	—	—	1,545
Debit card and merchant discount fees	1,223	902	801
Other	621	1,441	442

Total non-interest income	$16,389	$10,615	$15,992

Selected ratios:
Total non-interest income to average total assets	0.89%	0.73%	1.13%

2005 Compared to 2004

Non-interest income increased 54.4%, or $5.8 million, to $16.4 million for the year ended December 31, 2005, from $10.6 million for 2004. During 2004, we recorded a $3.8 million loss from restructuring Bank of Orange County’s investment securities portfolio in preparation for the merger of it into Placer Sierra Bank and in contemplation of aligning their interest rate risk and liquidity profiles. Excluding this loss, non-interest income increased 13.6% for the year ended December 31, 2005, or $2.0 million, from 2004.

Service charges and fees on deposit accounts increased 23.4%, or $1.5 million, to $7.8 million for the year ended December 31, 2005, from $6.3 million for 2004, primarily due to the acquisition of First Financial Bancorp and a revised deposit fee structure initiated in May 2005. Referral and other loan related fees increased 35.2%, or $1.0 million, to $3.9 million for the year ended December 31, 2005, from $2.9 million for 2004, primarily due to an increase in real estate loans referred to third parties. Referral fees are highly transactional in nature and subject to volatility from period to period based on the number of loans referred in a given period. There were no gains on the sale of loans for the year ended December 31, 2005 as compared to $185,000 for 2004, reflecting our decision to retain more 1-4 family home loans for our portfolio and also a shift to generating fee income by referring 1-4 family home loans to third parties, compared to selling them as in prior periods. Loan servicing income and the cash surrender value of life insurance increased from the year ended December 31, 2004 due to the acquisition of First Financial Bancorp.

Other non-interest income decreased 56.9%, or $820,000, to $621,000 for the year ended December 31, 2005, from $1.4 million for 2004. In 2004, other non-interest income included a $397,000 gain from life insurance proceeds and a $528,000 recovery of an operational charge-off. There were no gains from life insurance proceeds or recoveries of operational charge-offs in 2005.

2004 Compared to 2003

Non-interest income decreased 33.6%, or $5.4 million, to $10.6 million for the year ended December 31, 2004, from $16.0 million for 2003. During 2004, we recorded a $3.8 million loss from restructuring Bank of Orange County’s investment securities portfolio in preparation for the merger of it into Placer Sierra Bank and in contemplation of aligning their interest rate risk and liquidity profiles. During 2003, we recorded a $1.5 million gain, net of expenses, from the sale of five branches to another bank. Excluding these items, non-interest income decreased 0.1% for the year ended December 31, 2004, or $18,000, from 2003.

Service charges and fees on deposit accounts decreased 8.4%, or $579,000 million, to $6.3 million for the year ended December 31, 2004, from $6.9 million for 2003, primarily due to the sale of five branches in the fourth quarter of 2003 and the 2004 increase in earnings credits on business accounts resulting from an increase in short-term interest rates during the year. These credits reduce such service charges for applicable customers. Referral and other loan related fees increased 15.8%, or $398,000, to $2.9 million for the year ended December 31, 2004, from $2.5 million for 2003, primarily due to an increase in real estate loans referred to third parties, as our loan referral program was more fully implemented. Referral fees are highly transactional in nature and subject to volatility from period to period based on the number of loans referred in a given period. Gain on the sale of loans decreased 71.2%, or $457,000, to $185,000 for the year ended December 31, 2004, from $642,000 for 2003, reflecting our decision to retain more 1-4 family home loans for our portfolio and also a shift to referring 1-4 family home loans to third parties, compared to selling them as in prior periods.

Other non-interest income increased 226.0%, or $999,000, to $1.4 million for the year ended December 31, 2004, from $442,000 for 2003. In 2004, other non-interest income included a $397,000 gain from life insurance proceeds and a $528,000 recovery of an operational charge-off. There were no gains from life insurance proceeds or recoveries of operational charge-offs in 2003.

Non-Interest Expense

The following table summarizes non-interest expense by category for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Salaries and employee benefits	$29,768	$25,423	$24,481
Occupancy and equipment	8,066	7,031	7,152
Data and item processing	5,184	4,738	4,882
Professional fees	2,766	2,150	2,538
Amortization of intangible assets	2,583	1,947	2,119
Communication and postage	2,327	1,715	1,879
Administration	2,054	1,734	2,014
Advertising and business development	1,179	877	864
Stationery and supplies	1,129	869	848
Loan-related costs	1,065	701	1,011
Merger expenses	—	2,300	—
Other	2,917	2,245	2,957

Total non-interest expense	$59,038	$51,730	$50,745

Selected ratios:
Total non-interest expense to average total assets	3.19%	3.54%	3.59%

2005 Compared to 2004

Non-interest expense increased 14.1%, or $7.3 million, to $59.0 million for the year ended December 31, 2005, from $51.7 million for 2004. During 2004, we recorded merger related expenses of $2.3 million associated with the acquisition by Placer Sierra Bancshares of Southland Capital Co. and its subsidiary Bank of Orange County. Excluding these merger related costs, non-interest expense increased 19.4% for the year ended December 31, 2005, or $9.6 million. This increase is primarily attributable to expanded operations resulting from the acquisition of First Financial Bancorp in the fourth quarter of 2004.

Salaries and employee benefits expense increased 17.1%, or $4.3 million, to $29.8 million for the year ended December 31, 2005, from $25.4 million for 2004 due to an increase in personnel associated with the acquisition of First Financial Bancorp, revenue growth goals and an increase in the cost of employee benefits and insurance. Occupancy and equipment, data and item processing, amortization of core deposit intangible, communication and postage and stationery and supplies all increased from 2004 as a result of the integration of the additional branches acquired from First Financial Bancorp.

Professional fees increased 28.7%, or $616,000, to $2.8 million for the year ended December 31, 2005, from $2.2 million. The increase is a result of $158,000 incurred in connection with due diligence on an acquisition the Company ceased pursuing in the fourth quarter of 2005; $125,000 associated with the registration of shares held by the Company’s principal shareholder and $378,000 incurred relating to compliance with the Sarbanes-Oxley Act of 2002.

Other non-interest expense increased 29.9%, or $672,000, to $2.9 million for the year ended December 31, 2005, from $2.2 million for 2004. In 2004, we incurred a $120,000 loss from a check kiting fraud and a $145,000 write-down of the Company’s only OREO property to fair value. There were no such costs in 2005. The overall increase in other non-interest expense is a result of an increase in third party payments made by us for banking related services on behalf of business customers, an increase in staff travel required by our statewide operations and an increase in recruiting costs primarily relating to restaffing our branch offices.

2004 Compared to 2003

Non-interest expense increased 1.9%, or $985,000, to $51.7 million for the year ended December 31, 2004, from $50.7 million for 2003. During 2004, we recorded merger related expenses of $2.3 million associated with the acquisition by Placer Sierra Bancshares of Southland Capital Co. and its subsidiary Bank of Orange County. Excluding these merger related costs, non-interest expense decreased 2.6% for the year ended December 31, 2004, or $1.3 million.

Salaries and employee benefits expense increased 3.8%, or $942,000, to $25.4 million for the year ended December 31, 2004, from $24.5 million for 2003 due to an increase in personnel associated with our increased size, complexity, revenue growth goals and an increase in the cost of employee benefits and insurance. Loan related costs were significantly lower in 2004 due to a reduction of our allowance for losses related to undisbursed loan and lease commitments. Amortization of intangibles decreased as the core deposit intangible is amortized using a method that approximates the expected run-off of the deposit base, which is expected to decrease in later years.

Other non-interest expense decreased 24.1%, or $712,000, to $2.2 million for the year ended December 31, 2004, from $3.0 million for 2003. In 2004, we incurred a $120,000 loss from a check kiting fraud and a $145,000 write-down of the Company’s only other real estate owned (OREO) property to fair value, while in 2003, we incurred a $528,000 operational loss charge-off.

Provision for Income Taxes

We recorded tax provisions of $16.1 million, $7.7 million and $8.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our statutory income tax rate is approximately 42.1%, representing a blend of the statutory Federal income tax rate of 35.0% and the California income tax rate of 10.8%. Due to the nontaxable nature of income from municipal securities, municipal leases, enterprise zone interest and bank owned life insurance; our actual effective income tax rate was 39.3%, 37.1% and 35.5% for the years ended December 31, 2005, 2004 and 2003, respectively.

Financial Condition

Our total assets at December 31, 2005 were $1.860 billion, an increase of 4.6%, compared to $1.779 billion at December 31, 2004. Our earning assets at December 31, 2005 totaled $1.620 billion, an increase of 4.2%, compared to $1.555 billion at December 31, 2004. Total deposits at December 31, 2005 were $1.573 billion, an increase of 4.9%, compared to $1.500 billion at December 31, 2004.

Loans and Leases

The following table presents the balance of each major category of loans and leases outstanding at the end of each of the years indicated. We had no foreign loans or energy-related loans as of the dates indicated.

	As of December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans and leases held for investment:
Real estate – mortgage	$990,362	$892,136	$665,738	$581,735	$594,409
Real estate – construction	207,078	184,317	116,052	78,466	60,476
Commercial	147,830	167,035	132,723	169,322	156,959
Agricultural	5,779	17,423	256	351	198
Consumer	11,703	11,110	11,086	15,061	22,650
Leases receivable and other	15,431	24,575	27,571	31,758	38,451

Total gross loans and leases held for investment	1,378,183	1,296,596	953,426	876,693	873,143
Deferred loan and lease fees, net	(2,697)	(2,332)	(628)	(286)	(445)

Total loans and leases held for investment, net of deferred loan and lease fees and costs	1,375,486	1,294,264	952,798	876,407	872,698
Less: allowance for loan and lease losses	(16,714)	(16,200)	(13,343)	(12,450)	(12,363)

Total net loans and leases held for investment	$1,358,772	$1,278,064	$939,455	$863,957	$860,335

Loans held for sale, at lower of cost or market	$—	$—	$67	$9,680	$3,295

Gross loans and leases held for investment increased 6.3%, or $81.6 million, to $1.378 billion at December 31, 2005, from $1.297 billion at December 31, 2004. We experienced increases of $98.2 million in mortgages and $22.8 million in construction and $593,000 in consumer loans partially offset by decreases of $19.2 million and $11.6 million in commercial and agricultural loans, respectively. Leases receivable and other loans also decreased by $9.1 million. While we recorded $778.8 million of new loan commitments during the year ended December 31, 2005, we also experienced early loan payoffs of $345.4 million.

Our loan portfolio has a high concentration of loans that are collateralized by real estate. Management believes that this concentration does not create undue risk as our credit policies and underwriting standards have been adopted with the recognition that we rely heavily on real estate related loans; however, a substantial decline in the performance of the economy in general or a decline in real estate values in the bank’s primary market areas could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Real Estate—Mortgage

The category of real estate—mortgage at December 31, 2005 totaled $990.4 million and was comprised 63.3% of loans collateralized by commercial real estate and 36.7% of loans collateralized by 1-4 family real estate.

We set limitations on our exposure in commercial real estate lending activities and employ monitoring tools and reporting consistent with sound industry practices. We segment our commercial real estate mortgage and construction loan portfolio into low-to-moderate risk and higher risk loan categories and limit the aggregate of higher risk commercial real estate mortgage and construction loans outstanding to no more than 350% of the sum of Tier 1 capital plus the allowance for loan and lease losses. We further limit our total commercial real estate loans to no more than 600% of the sum of Tier 1 capital plus the allowance for loan and lease losses. Commercial real estate mortgages generally require debt service coverage ratios of 120% or greater and loan to value ratios of not more than 75%.

During the fourth quarter of 2005, we stress tested all commercial real estate mortgage loans with outstanding balances of $750,000 or greater. Prior to stress testing, the tested loans had a current weighted average debt service coverage ratio of 196%. After shocking the portfolio for a 200 basis point rate increase, the debt service coverage ratio of the tested loans decreased to 184%. Alternatively, an assumed 15% decrease in net operating income (falling rents and/or rising vacancies) caused the debt service coverage ratio of the tested loans to decrease to 168%. Combining both events caused the ratio to decrease to 158%. The tested loans had a weighted average loan to value of 55.70%. Based on this stress testing, management has concluded that the bank’s commercial real estate mortgage loan portfolio could withstand such shocks reasonably well.

The portfolio of loans collateralized by 1-4 family residential real estate is comprised 41.7% of loans supported by first liens and 58.3% of loans supported by junior liens (primarily home equity lines of credit, or “HELOCs”). First lien loans are generally underwritten in accordance with FNMA/FHLMC guidelines for loans eligible for sale in the secondary mortgage market. The majority of HELOCs are limited to a combined loan to value ratio of 80%, although borrowers with the highest credit scores can borrow up to 85%. Individual HELOCs are generally limited by our loan policy to no more than $500,000.

Real Estate—Construction

The category of real estate—construction at December 31, 2005 totaled $207.1 million, approximately 30% of which was comprised of loans to owner-occupants constructing their own residences. These loans are generally 30 year loans which include an interest only period during construction. Underwriting of these loans is generally done in accordance with FNMA/FHLMC guidelines for loans eligible for sale in the secondary mortgage market. The remaining 70% of real estate—construction was comprised of residential and commercial loans for a variety of property types to owner occupants, investors and developers. Our underwriting guidelines for these construction loans set minimum borrower equity and pre-leasing requirements for commercial projects and generally limit the number of units ahead of sales for residential projects.

The following table shows the amounts of loans and leases held for investment outstanding as of December 31, 2005 which, based on scheduled repayments of principal are due in one year or less, more than one year through five years, and more than five years. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents, for loans and leases with maturities over one year, an analysis with respect to fixed interest rate loans and leases and floating interest rate loans and leases.

	Maturity				Rate Structure for Loans with Maturities over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate (1)	Floating Rate
	(Dollars in thousands)
Real estate – mortgage	$363,744	$438,875	$187,743	$990,362	$520,552	$106,066
Real estate – construction	122,944	51,442	32,692	207,078	61,950	22,184
Commercial	117,578	28,305	1,947	147,830	27,457	2,795
Agricultural	4,504	1,275	—	5,779	911	364
Consumer	3,144	6,619	1,940	11,703	8,559	—
Leases receivable and other	1,378	14,053	—	15,431	14,048	5

Total	$613,292	$540,569	$224,322	$1,378,183	$633,477	$131,414

(1)	Fixed rate loans include variable rate loans whose interest rate is at the floor or ceiling at December 31, 2005.

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

	As of December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Non-accrual loans and leases, not restructured	$3,063	$2,899	$2,981	$3,646	$4,566
Accruing loans and leases past due 90 days or more	—	—	—	—	—
Restructured loans and leases	—	—	—	—	—

Total non-performing loans and (NPLs)	3,063	2,899	2,981	3,646	4,566
OREO	—	657	805	1,514	1,619

Total non-performing assets (NPAs)	$3,063	$3,556	$3,786	$5,160	$6,185

Selected ratios:
NPLs to total loans and leases held for investment	0.22%	0.22%	0.31%	0.42%	0.52%
NPAs to total loans and leases held for investment and OREO	0.22%	0.27%	0.40%	0.59%	0.71%
NPAs to total assets	0.16%	0.20%	0.27%	0.37%	0.46%

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

Loans and leases aggregating $3.0 million at December 31, 2005, $2.7 million at December 31, 2004 and $2.9 million at December 31, 2003 have been designated as impaired. The total allowance for loan and lease losses related to these impaired loans and leases was $79,000 at December 31, 2005, $606,000 at December 31, 2004 and $1.1 million at December 31, 2003.

The amount of interest income that we would have recorded on non-accrual and impaired loans and leases had the loans and leases been current totaled $246,000 for 2005, $175,000 for 2004 and $162,000 for 2003. All payments received on loans classified as non-accrual are applied first to principal; accordingly, interest income on such loans and leases was not significant for the years ended December 31, 2005, 2004 and 2003.

At December 31, 2005, we had no OREO properties. At December 31, 2004, we had one OREO property with an aggregate carrying value of $657,000 compared to $805,000 at December 31, 2003. During 2004, we recorded a $148,000 write down of the OREO property to fair value. In 2005, we sold this property for $635,000, recording a $22,000 loss on the sale.

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

At December 31, 2005, all loans which management has serious doubts as to the ability of the borrower to comply with the present loan repayment terms were classified as non-accrual.

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

The following table presents the changes in our allowance for loan and lease losses for the years indicated:

	As of or for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$16,200	$13,343	$12,450	$12,363	$12,739
Balance acquired	—	3,865	—	—	—
Loans charged off during period:
Real estate – mortgage	—	341	—	79	1,615
Real estate – construction	—	—	—	—	—
Commercial	456	2,151	258	1,074	4,301
Agricultural	—	—	—	—	—
Consumer	168	98	68	214	53
Leases receivable and other	1,005	48	716	355	64

Total	1,629	2,638	1,042	1,722	6,033
Recoveries:
Real estate – mortgage	315	106	326	808	310
Real estate – construction	—	—	—	—	—
Commercial	1,768	599	1,549	1,317	511
Agricultural	—	—	—	—	—
Consumer	37	148	20	7	16
Leases receivable and other	23	217	46	162	73

Total	2,143	1,070	1,941	2,294	910
Net loans and leases recovered (charged off)	514	(1,568)	899	572	(5,123)
Provision for (credit to) the allowance for loan and lease losses	—	560	(6)	(485)	4,747

Balance at end of period	$16,714	$16,200	$13,343	$12,450	$12,363

Loans and leases held for investment, net of deferred fees and costs	$1,375,486	$1,294,264	$952,798	$876,407	$872,698
Average loans and leases held for investment	$1,323,467	$1,021,151	$878,060	$863,230	$860,971
Non-performing loans and leases	$3,063	$2,899	$2,981	$3,646	$4,566
Selected ratios:
Net recoveries (charge-offs) to average loans and leases held for investment	0.04%	(0.15)%	0.10%	0.07%	(0.60)%
Provision for (credit to) the allowance for loan and lease losses to average loans and leases held for investment	0.00%	0.05%	0.00%	(0.06)%	0.55%
Allowance for loan and lease losses to loans and leases held for investment	1.22%	1.25%	1.40%	1.42%	1.42%
Allowance for loan and lease losses to non-performing loans and leases	545.67%	558.81%	447.60%	341.47%	270.76%

The allowance for loan and lease losses of $16.7 million at December 31, 2005 represented 1.22% of total loans and leases held for investment, net of deferred fees and costs, and 545.67% of non-performing loans and leases as of that date. At December 31, 2004, the allowance for loan and lease losses totaled $16.2 million, or 1.25% of total loans and leases held for investment, net of deferred fees and costs, and 558.81% of non-performing loans and leases as of that date. At December 31, 2003, the allowance for loan and lease losses totaled $13.3 million, or 1.40% of total loans and leases held for investment, net of deferred fees and costs, and 447.60% of non- performing loans and leases. Net recoveries to average loans and leases held for investment were 0.04% for the year ended December 31, 2005 compared to net charge-offs to average loans and leases held for investment of 0.15% or the year ended December 31, 2004. See “Critical Accounting Policies,” and Note 5 of the “Notes to Consolidated Financial Statements.”

Total loan and lease charge-offs were $1.6 million in 2005, $2.6 million in 2004 and $1.0 million in 2003. The decrease in total loan and lease charge-offs in 2005 compared to 2004 and increase in 2004 compared to 2003 is primarily related to the charge off of one significant commercial loan in 2004. The decrease in 2005 is offset by the charge-off of two leases for a total of $968,000.

Commercial loan charge-offs totaled $456,000 in 2005, $2.2 million in 2004 and $258,000 in 2003. The decrease in 2005 is related to the charge-off of one significant commercial loan in 2004.

Leases receivable and other loan charge-offs totaled $1.0 million in 2005. $48,000 in 2004 and $716,000 in 2003. The increase in 2005 is related to the charge-off of two significant leases in 2005.

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

	As of December 31,
	2005		2004		2003		2002		2001
	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allowance of the Allowance	Percent of Loans in Each Category to Total Loans	Allowance of the Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate-mortgage	$9,410	71.9%	$7,422	68.8%	$4,619	69.8%	$6,356	66.3%	$6,463	68.1%
Real estate- construction	829	15.0	1,578	14.2	883	12.2	886	9.0	762	6.9
Commercial	4,209	10.7	5,062	12.9	6,081	13.9	3,940	19.7	4,203	18.0
Agricultural	387	0.4	666	1.3	—	0.0	—	0.0	—	0.0
Consumer	129	0.8	428	0.9	159	1.2	337	1.7	313	2.6
Leases receivable and other	532	1.2	436	1.9	826	2.9	559	3.3	231	4.4
Unallocated	1,218	0.0	608	0.0	775	0.0	372	0.0	391	0.0

Total	$16,714	100.0%	$16,200	100.0%	$13,343	100.0%	$12,450	100.0%	$12,363	100.0%

Investment Securities Available for Sale

The carrying value of our investment securities available-for-sale at December 31, 2005 totaled $228.4 million compared to $249.9 million at December 31, 2004 and $219.3 million at December 31, 2003. The decline in 2005 resulted primarily from the maturity of $29.0 million of U.S. Treasury securities and the sale of $20.0 million U.S. Government agency securities, offset by the purchase of $30.0 million of U.S. Government agency securities. Our portfolio of investment securities during 2005, 2004, and 2003 consisted predominately of U.S. Government agencies.

We manage our investment portfolio principally to provide liquidity and balance our overall interest rate risk. To a lesser extent, we manage our investment portfolio to provide earnings while minimizing credit risk.

The carrying value (which represents fair value) of our portfolio of investment securities available-for-sale at December 31, 2005, 2004 and 2003 was as follows:

	Fair Value As of December 31,
	2005	2004	2003
	(Dollars in thousands)
U.S. Treasury securities	$1,995	$26,986	$1,998
U.S. Government agencies	204,727	198,732	199,615
Obligations of states and political subdivisions	17,712	18,783	12,278
Other securities	3,945	5,415	5,411

Total investment securities available-for-sale	$228,379	$249,916	$219,302

The following table shows the maturities of investment securities available-for-sale at December 31, 2005 and the weighted average yields of such securities, excluding the benefit of tax-exempt securities:

	As of December 31, 2005
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury securities	$1,995	3.56%	$—	—%	$—	—%	$—	—%
U.S. Government agencies	2,465	3.08	119,486	4.09	82,776	4.85	—	—
Obligations of states and political subdivisions	641	4.51	7,506	4.44	7,445	4.16	2,120	1.10
Other securities	—	—	—	—	—	—	—	—

Total investment securities available-for-sale	$5,101	3.44%	$126,992	4.11%	$90,221	4.79%	$2,120	1.10%

At December 31, 2005, other securities included $3.9 million of equity securities for which there is no maturity date.

Additional information concerning investment securities is provided in Note 4 to our Consolidated Financial Statements.

Deposits

Non-interest bearing deposits increased 3.5%, or $17.2 million, to $502.4 million as of December 31, 2005, from $485.2 million as of December 31, 2004, while total deposits increased 4.9%, or $72.8 million, to $1.573 billion as of December 31, 2005, from $1.500 billion as of December 31, 2004. The growth primarily occurred in time certificates of deposit and money market accounts. The increase in time deposits is attributable to a successful deposit initiative in the first and second quarters of 2005 that offered customers both a favorable interest rate and interest rate flexibility. Depending on the maturity period selected, the new “Advantage Certificate of Deposit” gave customers the option to re-set their interest rate one or two times prior to maturity.

Average non-interest bearing deposits increased 21.8%, or $89.1 million, to $498.4 million for the year ended December 31, 2005, from $409.3 million for 2004, while average total deposits increased 28.9%, or $350.6 million, to $1.564 billion for the year ended December 31, 2005, from $1.213 billion for 2004. The increase in average deposits is principally attributable to the acquisition of First Financial Bancorp on December 10, 2004 and its deposits, which totaled $266.8 million at December 31, 2004.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods indicated:

	Year Ended December 31,
	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest bearing demand	$251,494	0.39%	$197,458	0.35%	$200,095	0.43%
Money market	279,116	1.01	217,743	0.69	211,171	0.72
Savings	175,628	0.35	135,711	0.35	130,190	0.44
Time certificates of deposit	359,230	2.65	253,013	1.83	263,794	2.07
Non-interest bearing deposits	498,419	—	409,333	—	382,900	—

Total	$1,563,887	0.89%	$1,213,258	0.60%	$1,188,150	0.71%

Additionally, the following table shows the maturities of time certificates of deposit of $100,000 or more at December 31, 2005:

December 31, 2005
(Dollars in thousands)
Due in three months or less	$61,727
Due in over three months through six months	49,926
Due in over six months through twelve months	40,205
Due in over twelve months	30,056

Total	$181,914

Short-Term Borrowings

We enter into sales of securities under agreements to repurchase which are short term in nature. Short-term borrowings decreased 30.1%, or $4.9 million, to $11.4 million as of December 31, 2005, from $16.3 million as of December 31, 2004.

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

Capital Resources

Our primary source of capital has been the retention of net income. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk. Shareholders’ equity at December 31, 2005 increased to $209.3 million from $191.6 million at December 31, 2004. We declared dividends of $0.12 per common share per quarter or $0.48 per common share during the year ended December 31, 2005, totaling $7.2 million for the year.

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

The regulatory capital guidelines as well as the actual capital ratios for Placer Sierra Bank and us as the bank’s holding company as of December 31, 2005 are as follows:

Leverage Ratio
Placer Sierra Bancshares and Subsidiaries	8.7%
Minimum regulatory requirement	4.0%

Placer Sierra Bank	8.1%
Minimum requirement for “Well-Capitalized” institution	5.0%
Minimum regulatory requirement	4.0%

Tier 1 Risk-Based Capital Ratio
Placer Sierra Bancshares and Subsidiaries	10.4%
Minimum regulatory requirement	4.0%

Placer Sierra Bank	9.7%
Minimum requirement for “Well-Capitalized” institution	6.0%
Minimum regulatory requirement	4.0%

Total Risk-Based Capital Ratio
Placer Sierra Bancshares and Subsidiaries	11.5%
Minimum regulatory requirement	8.0%

Placer Sierra Bank	10.8%
Minimum requirement for “Well-Capitalized” institution	10.0%
Minimum regulatory requirement	8.0%

As of December 31, 2005, the bank exceeded each of the capital requirements to be deemed “well capitalized”. We own the common stock of four trusts that have issued $52.0 million of trust preferred securities. These securities are currently included in our Tier 1 capital for purposes of determining our Leverage, Tier 1 and Total Risk-Based capital ratios. Beginning June 30, 2009, we will be required to use a more restrictive formula to determine the amount of trust preferred securities that may be included in regulatory Tier 1 capital. At that time, we will be allowed to include in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally is defined as shareholders’ equity, less goodwill and any related deferred income tax liability. The regulations currently in effect only limit the amount of trust preferred securities that may be included in Tier 1 capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier 1 capital ratios would remain above the regulatory minimum required to be considered “well capitalized” had the modification of the capital regulations been in effect at December 31, 2005. For more information about the proposed regulations see “Item 1. BUSINESS. Supervision and Regulation.”

Off-Balance Sheet Arrangements

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

We are a party to financial instruments with off-balance sheet risk. We have entered into commitments to extend credit and standby letters of credit. At December 31, 2005, our commitments to extend credit and standby letters of credit totaled $488.9 million. Commitments which result in a funded loan will increase our profitability through net interest income. Therefore, during the year, we manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in “—Liquidity,” have been and are expected to be sufficient to meet the cash requirements of our lending activities. For a further description of these financial instruments which qualify as off-balance sheet arrangements, see Note 12 of our Notes to Consolidated Financial Statements.

For a description of variable interest entities which qualify as off-balance sheet arrangements, see Note 2 and Note 11 of our Notes to Consolidated Financial Statements, which discuss four statutory trusts (of which we own 100% of the common stock) that were formed solely for the purpose of issuing trust preferred securities.

Contractual Obligations

The following table sets forth our significant contractual obligations at December 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(Dollars in thousands)
Junior subordinated deferrable interest debentures	$53,611	$—	$—	$—	$53,611
Operating lease obligations	13,307	2,516	3,866	2,982	3,943
Deferred compensation	2,684	425	850	850	559
Supplemental executive retirement plans	10,410	280	759	951	8,420

Total	$80,012	$3,221	$5,475	$4,783	$66,533

The following table sets forth our other significant commitments at December 31, 2005:

	Amount of Commitment Expiration Per Period
Other Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(Dollars in thousands)
Commitments to extend credit	$479,549	$175,458	$62,686	$6,595	$234,810
Standby letters of credit	9,333	6,221	203	2,909	—

Total	$488,882	$181,679	$62,889	$9,504	$234,810

Liquidity

Management believes that the level of liquidity sources is sufficient to meet our current and presently anticipated funding needs on a consolidated basis.

Placer Sierra Bancshares

On a stand-alone basis, we rely on dividends from the bank as our main source of liquidity. There are statutory and regulatory provisions that limit the ability of the bank to pay dividends to the holding company. Under such restrictions, the amount available for payment of dividends to the holding company totaled $13.8 million at December 31, 2005. However, such amount is further restricted due to the fact that the bank must keep a certain amount of capital in order to be “well capitalized.” Accordingly, the amount available for payment of dividends to the holding company by the bank for the bank to remain “well capitalized” immediately thereafter totaled $12.5 million at December 31, 2005. We do not believe these restrictions will adversely impact the holding company’s ability to meet its ongoing cash obligations. For more information about the restrictions on us and the bank to pay dividends, see “Item 1. BUSINESS. Supervision and Regulation—Payment of Dividends and Other Transfer of Funds.

Placer Sierra Bank

The bank relies on deposits as the principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Management attempts to maintain a loan-to-deposit ratio (total loans held for sale plus total loans and leases held for investment to total deposits) below 90% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold, investment securities not pledged as collateral less funds purchased from the Federal Home Loan Bank of San Francisco expressed as a percentage of total deposits) above 15%. The loan-to-deposit ratio was 87.24% at December 31, 2005, 86.10% at December 31, 2004 and 83.79% at December 31, 2003. The liquidity ratio was 14.94% at December 31, 2005, 15.63% at December 31, 2004 and 21.28% at December 31, 2003.

Our deposits tend to be cyclical, with slower growth at the beginning of each year and increasing growth over the balance of the year. In addition, while occasional fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity, we have not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

Based upon our existing business plan, management believes that the bank’s liquidity sources are sufficient to meet the bank’s current and presently anticipated funding needs. Liquid assets of the bank represented approximately 12.74% of total assets at December 31, 2005 and 13.14% at December 31, 2004. If the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of Federal funds, sales of securities under agreements to repurchase, sales of loans, discount window borrowings from the Federal Reserve Bank and $156.0 million under a line of credit with the Federal Home Loan Bank of San Francisco at December 31, 2005, could be employed to meet those current and presently anticipated funding needs.

Our liquidity may be impacted negatively, however, by several other factors, including expenses associated with unforeseen or pending litigation and seasonal fluctuations of deposits.

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

Market risk sensitive instruments are generally defined as derivatives and other financial instruments. At December 31, 2005, 2004 and 2003, we had not used any derivatives to alter our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank stock, investment securities, bank-owned life insurance, deposits, short term borrowings and junior subordinated deferrable interest debentures. At December 31, 2005, our interest-sensitive assets totaled approximately $1.620 billion while interest-sensitive liabilities totaled approximately $1.135 billion. At December 31, 2004, we had approximately $1.555 billion in interest-sensitive assets and approximately $1.085 billion in interest-sensitive liabilities.

The yield on interest-sensitive assets and the cost of interest-sensitive liabilities for the year ended December 31, 2005 was 6.32% and 1.55%, respectively, compared to 5.67% and 1.09%, respectively, for the year ended December 31, 2004. The increase in the yield on interest-sensitive assets is the result of the rising interest rate environment with yields on loans and leases held for investment and federal funds sold increasing. The increase in the cost of our interest-sensitive liabilities is the result of higher rates paid on money market deposits and time certificates of deposit, as well as higher interest paid on junior subordinated deferrable interest debentures.

Our interest-sensitive assets and interest-sensitive liabilities had estimated fair values of $1.639 billion and $1.065 billion, respectively, at December 31, 2005. At December 31, 2004, those amounts were $1.563 billion and $1.023 billion, respectively.

We evaluated the results of our net interest income simulation and market value of equity model prepared as of December 31, 2005 for interest rate risk management purposes. Overall, the model results indicate that our interest rate risk sensitivity is within limits set by the board of directors and our balance sheet is asset sensitive. An asset sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase and during a falling interest rate environment, our net interest margin would decrease.

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

The following table presents forecasted changes in net portfolio value using a base market rate and the estimated change to the base scenario given an immediate and sustained upward and downward movement in interest rates of 100 and 200 basis points at December 31, 2005.

Market Value of Portfolio Equity

(Dollars in thousands)

Interest Rate Scenario	Market Value of Portfolio Equity	Percentage Change from Base	Percentage of Total Assets	Percentage of Portfolio Equity Book Value
Up 200 basis points	$366,683	(5.49)%	19.71%	175.21%
Up 100 basis points	377,550	(2.69)	20.29	180.40
BASE	388,001	0.00	20.86	185.40
Down 100 basis points	392,211	1.09	21.08	187.41
Down 200 basis points	387,521	(0.12)	20.83	185.17

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

As of December 31, 2005 the following table presents forecasted net interest income and net interest margin using a base market rate and the estimated change to the base scenario given immediate and sustained upward and downward movement in interest rates of 100 basis points and 200 basis points:

Sensitivity of Net Interest Income

December 31, 2005

(Dollars in thousands)

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base	Net Interest Margin Percent	Net Interest Margin Change (in basis points)
Up 200 basis points	$90,411	5.31%	5.58%	28
Up 100 basis points	88,201	2.74%	5.45%	15
BASE CASE	85,852	0.00%	5.30%	—
Down 100 basis points	82,664	(3.71)%	5.10%	(20)
Down 200 basis points	77,937	(9.22)%	4.81%	(49)

Our simulation results as of December 31, 2005 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates of 200 basis points would result in a 5.31% increase in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates of 200 basis points would result in a 9.22% decrease in net interest income over the next 12 months. The simulation results indicate that a 200 basis point upward shift in interest rates would result in a 28 basis point increase in our net interest margin, assuming all other variables remained unchanged. Conversely, a 200 basis point decline in interest rates would cause a 49 basis point decrease in our net interest margin.

Recent Accounting Pronouncements

Share-Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 123, (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. In April 2005, the Securities and Exchange Commission adopted a rule that defers the compliance date of FAS 123 (R) from the first reporting period beginning after June 15, 2005 to the first fiscal year beginning after June 15, 2005, effectively January 1, 2006 for the Company. FAS 123 (R) allows for either a modified prospective recognition of compensation expense or a modified retrospective recognition. The Company currently intends to apply the modified prospective recognition method and implement the provisions of FAS 123 (R) beginning in the first quarter of 2006. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Management has completed its evaluation of the effect of FAS 123 (R) and believes that the effect of its implementation will be consistent with the pro forma disclosures, see Note 2 of our Notes to Consolidated Financial Statements.

Accounting Changes and Error Corrections

On June 7, 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections—a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and FAS No. 3,

Reporting Accounting Changes in Interim Financial Statements. Under the provisions of SFAS No. 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical to do so. FAS No. 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. FAS No. 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of FAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Management does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

Other-Than-Temporary Impairment of Certain Investments

In March 2004, the FASB Emerging Issues Task Force (EITF) reached consensus on several issues being addressed in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosure provisions of EITF Issue No. 03-1 continue to be effective for the Company’s consolidated financial statements for the year ended December 31, 2005.

On November 3, 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue No. 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. Management does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

See the discussion under “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Quantitative and Qualitative Disclosure About Market Risk.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding Financial Statements and Supplementary Data appears on A-1 through A-49 under the caption “CONSOLIDATED BALANCE SHEET,” “CONSOLIDATED STATEMENT OF INCOME,” “CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME,” “CONSOLIDATED STATEMENT OF CASH FLOWS” and “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS” and is incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2005, the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005 our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting appears on A-2 and is incorporated herein by reference.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

We intend to file a definitive proxy statement for the 2005 Annual Meeting of Shareholders (the “Proxy Statement”) with the SEC within 120 days of December 31, 2005. Information regarding our directors (including information about our “Audit Committee Financial Expert”) will appear under the caption “DISCUSSION OF PROPOSALS—Proposal 1: Elect Eight Directors” in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and executive officers will appear under the caption “INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS” in the Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics for All Senior Financial Officers, including the principal financial officer and principal accounting officer, and we have adopted a Code of Business Conduct and Ethics applicable to all of our directors and employees, including the principal executive officer. Both codes are posted on our internet web site at www.plsb.com. None of the information on or hyperlinked from our website is incorporated into this Annual Report on Form 10-K

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding executive compensation will appear under the caption “INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS” in the Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees paid to Perry-Smith, LLP our independent accountants, will appear under the caption “PRINCIPAL AUDITOR FEES AND SERVICES” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND, FINANCIAL STATEMENT SCHEDULES

(a) List the following documents filed as part of the report:

1. Financial Statements The following documents are filed as part of this report:

2. Financial Statement Schedules

Not applicable.

3. Exhibits

See Item 15(b) below.

(b) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization, between the Registrant and Southwest Community Bancorp, dated February 15, 2006 (Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on February 21, 2006, and incorporated herein by this reference).

3.1	Amended and Restated Articles of Incorporation of the Registrant (Exhibit 3.1 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

3.2	Amended and Restated Bylaws of the Registrant (Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on April 25, 2005, and incorporated herein by this reference).

4.1	Specimen stock certificate representing shares of common stock of the Registrant (Exhibit 4.1 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.2	Indenture, dated as of December 18, 2001, between Placer Capital Co. II and State Street Bank and Trust Company of Connecticut, National Association (Exhibit 4.2 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.2(a)	Amended and Restated Declaration of Trust of Placer Statutory Trust II, dated as of December 18, 2001, among State Street Bank and Trust Company of Connecticut, National Association, Placer Capital Co. II, and Ronald W. Bachli, J. Thomas Byrom and David E. Hooston, as Administrators (Exhibit 4.3. to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

Exhibit Number	Description of Exhibit
4.2(b)	Guarantee Agreement, dated as of December 18, 2001, between Placer Capital Co. II and State Street Bank and Trust Company of Connecticut, National Association (Exhibit 4.4 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.2(c)	Floating Rate Junior Subordinated Deferrable Interest Debenture, dated December 18, 2001 by Placer Capital Co. II in favor of State Street Bank and Trust Company of Connecticut, National Association (Exhibit 4.5 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.2(d)	Trustee Parent Guarantee, dated as of December 18, 2001, by State Street Bank and Trust Company for the benefit of persons listed therein (Exhibit 4.6 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.3	Indenture, dated as of December 18, 2001, between Southland Capital Co. and State Street Bank and Trust Company of Connecticut, National Association (Exhibit 4.7 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.3(a)	Amended and Restated Declaration of Trust of Southland Statutory Trust I, dated as of December 18, 2001, among State Street Bank and Trust Company of Connecticut, National Association, Southland Capital Co., and Ronald W. Bachli, J. Thomas Byrom, and David E. Hooston, as Administrators (Exhibit 4.8 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.3(b)	Guarantee Agreement, dated as of December 18, 2001, between Southland Capital Co. and State Street Bank and Trust Company of Connecticut, National Association (Exhibit 4.9 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.3(c)	Floating Rate Junior Subordinated Deferrable Interest Debenture, dated December 18, 2001 by Southland Capital Co. in favor of State Street Bank and Trust Company of Connecticut, National Association (Exhibit 4.10 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.3(d)	Trustee Parent Guarantee, dated as of December 18, 2001, by State Street Bank and Trust Company for the benefit of persons listed therein (Exhibit 4.11 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.3(e)	First Supplemental Indenture, dated as of June 17, 2004, between U.S. Bank National Association and the Registrant (Exhibit 4.12 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.4	Indenture, dated as of November 22, 2004 between the Registrant and Deutsche Bank Trust Company Americas (Exhibit 4.13 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.4(a)	Amended and Restated Declaration of Trust of Placer Statutory Trust III, dated as of November 22, 2004 among Deutsche Bank Trust Company Americas, Placer Sierra Bancshares and Ronald W. Bachli, David E. Hooston and Judy J. Reithmeier as Administrative Trustees (Exhibit 4.14 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

Exhibit Number	Description of Exhibit
4.4(b)	Guarantee Agreement, dated as of November 22, 2004, between the Registrant and Deutsche Bank Trust Company Americas (Exhibit 4.15 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.4(c)	Floating Rate Junior Subordinated Deferrable Interest Debenture, dated November 22, 2004 by the Registrant in favor of Deutsche Bank Trust Company (Exhibit 4.16 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.5	Indenture, dated as of March 26, 2002 between First Financial Bancorp and State Street Bank and Trust Company of Connecticut, National Association, as Trustee (Exhibit 4.17 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.5(a)	Amended and Restated Declaration of Trust of First Financial Statutory Trust I, dated as of March 26, 2002, by and among State Street Bank and Trust Company of Connecticut, National Association, First Financial Bancorp and Benjamin R. Goehring, Weldon D. Schumacher and Leon J. Zimmerman as Administrators (Exhibit 4.18 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.5(b)	Guarantee Agreement, dated as of March 26, 2002 between First Financial Bancorp and State Street Bank and Trust Company of Connecticut, National Association (Exhibit 4.19 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.5(c)	Floating Rate Junior Subordinated Deferrable Interest Debenture, dated March 26, 2002 by First Financial Bancorp in favor of State Street Bank and Trust Company of Connecticut, National Association (Exhibit 4.20 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.5(d)	First Supplemental Indenture, dated as of December 11, 2004 between U.S. Bank National Association (as successor-in-interest to State Street Bank and Trust Company of Connecticut, National Association) and Placer Sierra Bancshares (Exhibit 4.21 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.5(e)	Appointment of Successor Administrators dated as of March 29, 2004 among the Registrant, David E. Hooston, James A. Sundquist and Angelee J. Harris and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company of Connecticut, National Association) (Exhibit 4.22 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.6	Amended and Restated Registration Rights Agreement, dated March 15, 2004, by and between California Community Financial Institutions Fund Limited Partnership (the “Fund”) and the Registrant (Exhibit 10.1 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.6(a)	Amendment No. 1 to Amended and Restated Registration Rights Agreement, dated as of June 28, 2004, between the Fund and the Registrant (Exhibit 10.41 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.6(b)	Amendment No. 2 to Amended and Restated Registration Rights Agreement, dated as of December 19, 2005 between the Fund and the Registrant (Exhibit 4.3 to Registration Statement on Form S-3 (File No. 333-130252), as amended filed with the SEC on December 9, 2005, and incorporated herein by this reference).

10.1	2002 Stock Option Plan of Southland Capital Co. (Exhibit 10.36 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

Exhibit Number	Description of Exhibit
10.2	Amended and Restated 2002 Stock Option Plan of the Registrant (Exhibit 10.2 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.2(a)	Form of Nonstatutory Stock Option Agreement for the Amended and Restated 2002 Stock Option Plan of the Registrant (Exhibit 10.2. to Current Report on Form 8-K filed with the SEC on March 3, 2005, and incorporated herein by this reference).†

10.3	2004 Executive Incentive Compensation Plan of the Registrant (Exhibit 10.39 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.4	2005 Executive Incentive Bonus Plan of the Registrant (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on May 20, 2005, as amended on June 17, 2005, and incorporated herein by reference).†

10.5	Form of Indemnification Agreement (Exhibit 10.3 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.6	Supplemental Executive Retirement Plan, dated May 14, 2002, by the Registrant for benefit of Ronald W. Bachli (Exhibit 10.4 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.6(a)	Trust Agreement, dated May 14, 2002, between Borel Private Bank & Trust Company and the Registrant (Exhibit 10.5 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.6(b)	Restricted Stock Purchase and Grant Agreement, dated as of December 27, 2002, between Ronald W. Bachli and the Registrant (Exhibit 10.22 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.6(c)	Employment Agreement, dated as of January 1, 2003, between Ronald W. Bachli and the Registrant (Exhibit 10.6 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.6(d)	Amendment to Employment Agreement, dated as of October 28, 2003, between Ronald W. Bachli and the Registrant (Exhibit 10.7 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.6(e)	Amendment to Employment Agreement, dated as of December 16, 2003, between Ronald W. Bachli and the Registrant (Exhibit 10.8 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.6(f)	Notice of Extension of Term of Employment Agreement, dated October 28, 2005, from the Board of Directors of the Registrant to Ronald W. Bachli (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 31, 2005, and incorporated herein by this reference)†

10.7	Stock Purchase and Grant Agreement, dated as of December 27, 2002, between David E. Hooston and the Registrant (Exhibit 10.23 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.7(a)	Employment Agreement, dated as of January 1, 2003, between David E. Hooston and the Registrant (Exhibit 10.10 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

Exhibit Number	Description of Exhibit
10.7(b)	Amendment to Employment Agreement, dated as of October 28, 2003, between David E. Hooston and the Registrant (Exhibit 10.11 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.7(c)	Amendment to Employment Agreement, dated as of January 1, 2004, between David E. Hooston and the Registrant (Exhibit 10.12 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.7(d)	Amendment to Employment Agreement, dated as of October 26, 2004 between David E. Hooston and the Registrant (Exhibit 10.17 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).†

10.7(e)	Notice of Extension of Term of Employment Agreement dated October 28, 2005, from the Board of Directors of the Registrant to David E. Hooston (Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on October 31, 2005, and incorporated herein by reference).†

10.8	Stock Purchase and Grant Agreement, dated as of October 28, 2003, between Randall E. Reynoso and the Registrant (Exhibit 10.24 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.8(a)	Amended and Restated Employment Agreement, dated January 1, 2006, between Randall Reynoso and the Registrant (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 23, 2005, and incorporated herein by reference).†

10.8(b)	Placer Sierra Bank 2003 Executive Incentive Compensation Plan for Randall E. Reynoso (Exhibit 10.25 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.9	Employment Agreement, dated as of October 28, 2003, between James A. Sundquist and the Registrant (Exhibit 10.15 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.9(a)	Placer Sierra Bank 2003 Executive Incentive Compensation Plan for James A. Sundquist (Exhibit 10.26 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.10	Employment Agreement, dated as of January 1, 2003, between Robert H. Muttera and Placer Sierra Bank (Exhibit 10.16 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.10(a)	Amendment to Employment Agreement, dated as of October 28, 2003, between Robert H. Muttera and Placer Sierra Bank (Exhibit 10.17 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.10(b)	Placer Sierra Bank 2003 Executive Incentive Compensation Plan for Robert H. Muttera (Exhibit 10.27 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.10(c)	Consulting and Non-Solicitation Agreement, dated as of December 22, 2005, between Robert H. Muttera and Placer Sierra Bank (Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on December 23, 2005, and incorporated herein by reference).†

10.11	Employment Agreement, dated as of October 15, 2003, between K. Lynn Matsuda and Placer Sierra Bank (Exhibit 10.19 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

Exhibit Number	Description of Exhibit
10.12	Employment Agreement, dated May 17, 2004, between Ken E. Johnson and Placer Sierra Bank (Exhibit 10.42 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.12(a)	Amendment to Employment Agreement dated October 26, 2004 between Ken E. Johnson and the Registrant (Exhibit 10.31 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).†

10.13	Employment Agreement, dated as of June 21, 2004, between Kevin Barri and Placer Sierra Bank (Exhibit 10.40 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.14	Employment Agreement, dated January 1, 2005 between Marshall V. Laitsch and Placer Sierra Bank (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 6, 2005, and incorporated herein by reference).†

10.15	Employment Agreement, dated January 24, 2005 between Angelee J. Harris and the Registrant (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 28, 2005, and incorporated herein by reference).†

10.16	Employment Agreement, dated as of April 22, 2005, between Robert C. Campbell and the Registrant (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on April 25, 2005, and incorporated herein by reference).†

10.17	Employment Agreement and Agreement for Severance Pay, dated as of September 1, 2003, between Harvey Ferguson and Placer Sierra Bank (Exhibit 10.20 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.17(b)	Release Agreement, dated as of January 2, 2004, between Harvey Ferguson and Placer Sierra Bank (Exhibit 10.21 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.18	Executive Supplemental Compensation Agreement dated August 2, 1999 by and between Bank of Lodi and Allen R. Christenson (Exhibit 10.49 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).†

10.19	Executive Supplemental Compensation Agreement dated December 6, 1999 by and between Bank of Lodi and Robert H. Daneke (Exhibit 10.50 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).†

10.20	Amended and Restated Executive Supplemental Compensation Agreement dated April 3, 1998 by and between Bank of Lodi and Leon J. Zimmerman (Exhibit 10.51 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).†

10.21	Network Services Agreement, dated December 31, 2001, between U.S. Bank, N.A. and Placer Sierra Bank (Exhibit 10.29 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

10.21(a)	Contract Amendment, dated November 11, 2003 to Network Service Agreement, between U.S. Bank, N.A. and Placer Sierra Bank (Exhibit 10.30 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

10.22	Network Services Agreement, dated December 31, 2001, between U.S. Bank, N.A. and Bank of Orange County (Exhibit 10.37 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

Exhibit Number	Description of Exhibit
10.23	Agreement for Information Technology Services, dated December 21, 2000, between Aurum Technology, Inc. and the Registrant, as amended (Exhibit 10.31. to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference). ††

10.23(a)	Partial Assignment and Assumption Agreement and Amendment, dated as of September 30, 2003, among Aurum Technology, Inc., Placer Sierra Bank and the Registrant (Exhibit 10.32 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).††

10.23(b)	Addendum Number 23 to Agreement for Information Technology Services, dated as of December 31, 2005 between Aurum Technology, Inc. and Placer Sierra Bank (Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on October 31, 2005, and incorporated herein by reference).††

10.24	Information Technology Services Agreement, dated August 23, 2004, between Fidelity Information Services and Placer Sierra Bank (Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on October 31, 2005, and incorporated herein by reference).††

10.25	Office Lease between NNN Sacramento Corporate Center, LLC, a Virginia limited liability company, NNN Sacramento 1, LLC, NNN Sacramento 2, LLC, NNN Sacramento 3, LLC, NNN Sacramento 4, LLC, NNN Sacramento 5, LLC, NNN Sacramento 6, LLC, NNN Sacramento 7, LLC, NNN Sacramento 9, LLC, NNN Sacramento 10, LLC, NNN Sacramento 11, LLC, NNN Sacramento 12, LLC, NNN Sacramento 13, LLC, NNN Sacramento 14, LLC, NNN Sacramento 16, LLC NNN Sacramento 17, LLC, each a California limited liability company (collectively “Landlord”) and Placer Sierra Bank (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on March 3, 2005, and incorporated herein by this reference).

10.26	Lease, dated May 15, 1996, between Union Pacific Railroad Company and Placer Sierra Bank (Exhibit 10.34 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

10.27	Shareholder Agreement, dated as of April 30, 2004, between the Registrant and California Community Financial Institutions Fund Limited Partnership (Exhibit 10.35 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

10.28	Form Voting Agreement by and between each of the directors of the Registrant and Southwest Community Bancorp (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on February 21, 2006, and incorporated herein by this reference).

10.28(a)	Form Voting Agreement by and between each of the directors of Southwest Community Bancorp and the Registrant (Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on February 21, 2006, and incorporated herein by this reference).

10.28(b)	Form of Non-Competition Agreement by and between the Registrant and certain of the directors of Southwest Community Bancorp (Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on February 21, 2006, and incorporated herein by this reference).

10.28(c)	Form of Non-Solicitation Agreement by and between Registrant and certain of the executive officers of Southwest Community Bancorp or Southwest Community Bank (Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on February 21, 2006, and incorporated herein by this reference).

21.	Subsidiaries of the Registrant.

23.1	Consent of Perry-Smith LLP

Exhibit Number	Description of Exhibit
23.2	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit.
††	Filed in redacted form pursuant to a request for confidential treatment filed separately with the SEC.

(c) Additional Financial Statements

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February 2006.

PLACER SIERRA BANCSHARES

By:	/s/ RONALD W. BACHLI
Ronald W. Bachli Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD W. BACHLI Ronald W. Bachli	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 24, 2006

/s/ DAVID E. HOOSTON David E. Hooston	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2006

/s/ CHRISTI BLACK Christi Black	Director	February 24, 2006

/s/ ROBERT J. KUSHNER Robert J. Kushner	Director	February 24, 2006

/s/ LARRY D. MITCHELL Larry D. Mitchell	Director	February 24, 2006

/s/ DWAYNE A. SHACKELFORD Dwayne A. Shackelford	Director	February 24, 2006

/s/ WILLIAM J. SLATON William J. Slaton	Director	February 24, 2006

/s/ SANDRA R. SMOLEY Sandra R. Smoley	Director	February 24, 2006

/s/ ROBERT H. SMILEY Robert H. Smiley	Director	February 24, 2006

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 AND

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004 AND 2003

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Placer Sierra Bancshares is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of December 31, 2005. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Perry-Smith LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page A-4, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2005.

/s/ RONALD W. BACHLI
Ronald W. Bachli
Chairman and Chief Executive

/s/ DAVID E. HOOSTON
David E. Hooston
Chief Financial Officer

February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Placer Sierra Bancshares and Subsidiaries

We have audited the accompanying consolidated balance sheet of Placer Sierra Bancshares and subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated statements of income, changes in shareholders’ equity and comprehensive income and cash flows of Southland Capital Co. for the year ended December 31, 2003, which reflect net interest income of $20,607,000 and net earnings of $6,096,000. Those statements were audited by other auditors whose report, dated May 21, 2004, has been furnished to us, and our opinion, insofar as it relates to the amounts included for Southland Capital Co. in the accompanying financial statements, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Placer Sierra Bancshares and subsidiaries as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Perry-Smith LLP

Sacramento, California
February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors

Placer Sierra Bancshares and Subsidiaries

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Placer Sierra Bancshares and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Placer Sierra Bancshares and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Placer Sierra Bancshares and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Placer Sierra Bancshares and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005 and our report dated February 24, 2006 expressed an unqualified opinion.

/s/ Perry-Smith LLP

Sacramento, California
February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Southland Capital Co.:

We have audited the consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows of Southland Capital Co. and subsidiary (the Company) for the year ended December 31, 2003 (such consolidated financial statements are not presented separately herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Southland Capital Co. and subsidiary for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California
May 21, 2004

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2005 and 2004

(Dollars in thousands, except share data)

	2005	2004
ASSETS
Cash and due from banks	$55,768	$39,255
Federal funds sold	1,500	361

Cash and cash equivalents	57,268	39,616
Interest bearing deposits with other banks	—	125
Investment securities available-for-sale (Notes 4 and 9)	228,379	249,916
Federal Reserve Bank and Federal Home Loan Bank stock	14,385	10,430
Loans and leases held for investment, net of allowance for loan and lease losses of $16,714 in 2005 and $16,200 in 2004 (Notes 5, 9, 12 and 18)	1,358,772	1,278,064
Premises and equipment, net (Note 6)	25,288	27,645
Cash surrender value of life insurance (Note 15)	44,330	42,390
Other real estate	—	657
Goodwill (Notes 2 and 3)	103,260	101,329
Other intangible assets, net of accumulated amortization of $15,348 in 2005 and $12,765 in 2004 (Notes 2, 3 and 17)	11,589	14,172
Accrued interest receivable and other assets (Note 7)	17,191	15,071

Total assets	$1,860,462	$1,779,415

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$502,387	$485,193
Interest bearing (Note 8)	1,070,495	1,014,866

Total deposits	1,572,882	1,500,059
Short-term borrowings (Notes 4, 5 and 9)	11,369	16,265
Accrued interest payable and other liabilities (Notes 7, 10 and 15)	13,319	17,839
Junior subordinated deferrable interest debentures (Note 11)	53,611	53,611

Total liabilities	1,651,181	1,587,774

Commitments and contingencies (Note 12)

Shareholders’ equity (Notes 13 and 14):
Preferred stock, 25,000,000 shares authorized; none issued or outstanding at December 31, 2005 or 2004	—	—
Common stock, no par value; 100,000,000 shares authorized; 15,042,981 and 14,877,056 shares issued and outstanding at December 31, 2005 and 2004, respectively	160,596	157,834
Retained earnings	50,948	33,323
Accumulated other comprehensive (loss) income, net of taxes (Notes 4 and 19)	(2,263)	484

Total shareholders’ equity	209,281	191,641

Total liabilities and shareholders’ equity	$1,860,462	$1,779,415

The accompanying notes are an integral part of these consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

	2005	2004	2003
Interest income:
Interest and fees on loans and leases held for investment	$89,331	$63,193	$58,067
Interest on loans held for sale	—	9	209
Interest on interest bearing deposits with other banks	2	1	—
Interest and dividends on investment securities:
Taxable	10,028	6,949	8,848
Tax-exempt	717	529	539
Interest on federal funds sold	953	1,150	1,120

Total interest income	101,031	71,831	68,783

Interest expense:
Interest on deposits (Note 8)	13,946	7,303	8,405
Interest on short-term borrowings (Note 9)	111	167	100
Interest on junior subordinated deferrable interest debentures (Note 11)	3,457	1,974	1,770

Total interest expense	17,514	9,444	10,275

Net interest income	83,517	62,387	58,508
Provision for (credit to) the allowance for loan and lease losses (Note 5)	—	560	(6)

Net interest income after provision for (credit to) the allowance for loan and lease losses	83,517	61,827	58,514

Non-interest income:
Service charges and fees on deposit accounts	7,763	6,293	6,872
Referral and other loan-related fees	3,941	2,914	2,516
Loan servicing income	410	310	394
Gain on sale of loans, net	—	185	642
Revenues from sales of non-deposit investment products	827	695	759
(Loss) gain on sale of investment securities available-for-sale, net (Note 4)	(56)	(3,335)	760
Increase in cash surrender value of life insurance	1,660	1,210	1,261
Gain on sale of branches, net of expenses (Note 16)	—	—	1,545
Debit card and merchant discount fees	1,223	902	801
Other	621	1,441	442

Total non-interest income	16,389	10,615	15,992

Non-interest expense:
Salaries and employee benefits (Notes 5 and 15)	29,768	25,423	24,481
Occupancy and equipment (Notes 6 and 12)	8,066	7,031	7,152
Merger	—	2,300	—
Other (Note 17)	21,204	16,976	19,112

Total non-interest expense	59,038	51,730	50,745

Income before income taxes	40,868	20,712	23,761
Provision for income taxes (Note 10)	16,066	7,693	8,431

Net income	$24,802	$13,019	$15,330

Earnings per share (Note 13):
Basic	$1.66	$0.92	$1.13

Diluted	$1.63	$0.90	$1.13

The accompanying notes are an integral part of these consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands, except share and per share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2002	13,407,401	$140,698	$5,909	$2,083	$148,690
Comprehensive income (Note 19):
Net income	—	—	15,330	—	15,330
Net change in unrealized gain on investment securities available-for-sale, net of tax	—	—	—	(1,015)	(1,015)

Total comprehensive income					14,315

Issuance of common stock under stock purchase and grant agreements (Note 13)	119,444	1,056	—	—	1,056
Tax liability on redemption of investment in affiliate	—	(383)	—	—	(383)
In-substance dividend (Note 18)	—	—	(190)	—	(190)
Stock options exercised, including tax benefit (Note 13)	156,648	1,406	—	—	1,406

Balance, December 31, 2003	13,683,493	142,777	21,049	1,068	164,894
Comprehensive income (Note 19):
Net income	—	—	13,019	—	13,019
Net change in unrealized gain on investment securities available-for-sale, net of tax	—	—	—	(584)	(584)

Total comprehensive income					12,435

Stock options exercised, including tax benefit (Note 13)	627,115	7,792	—	—	7,792
Stock issued in connection with acquisition of minority interest	—	92	—	—	92
Repurchase of shares of dissenting minority shareholder	(1,746)	(32)	—	—	(32)
Stock-based compensation	—	38	—	—	38
Cash dividend declared ($0.05 per share)	—	—	(745)	—	(745)
Initial public offering, net of issuance costs (Note 13)	568,194	7,167	—	—	7,167

Balance, December 31, 2004	14,877,056	157,834	33,323	484	191,641
Comprehensive income (Note 19):
Net income	—	—	24,802	—	24,802
Net change in unrealized gain (loss) on investment securities available-for-sale, net of tax	—	—	—	(2,747)	(2,747)

Total comprehensive income					22,055

Stock options exercised, including tax benefit (Note 13)	165,925	2,762	—	—	2,762
Cash dividend paid ($0.48 per share)	—	—	(7,177)	—	(7,177)

Balance, December 31, 2005	15,042,981	$160,596	$50,948	$(2,263)	$209,281

The accompanying notes are an integral part of these consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$24,802	$13,019	$15,330
Adjustments to reconcile net income to net cash provided by operations:
Provision for (credit to) the allowance for loan and lease losses	—	560	(6)
(Accretion) amortization of investment security premiums/discounts, net	(170)	(34)	452
Amortization of other intangible assets	2,583	1,947	2,119
Write off of core deposit intangible associated with sale of branch deposits	—	—	481
Increase in deferred loan fees, net	365	1,704	342
Depreciation and amortization	3,103	3,011	3,039
Dividends received on FHLB and FRB stock	(643)	(315)	(208)
Stock-based compensation	—	38	—
Compensation expense recognized in connection with employee stock grants	—	—	206
Loss (gain) on sale of investment securities available-for-sale, net	56	3,335	(760)
Loss (gain) on sale of other real estate	22	—	(1)
Gain on sale of loans held for sale, net	—	(185)	(642)
Fundings of loans held for sale	—	(4,601)	(27,318)
Proceeds from sale of loans held for sale	—	4,853	41,054
Premium on sale of branch deposits	—	—	(2,179)
Gain from life insurance proceeds	—	(397)	—
Loss on disposal of premises and equipment	15	17	27
Write down of other real estate	—	148	263
Provision for deferred income taxes	(1,816)	2,612	1,893
Increase in cash surrender value of life insurance	(1,660)	(1,210)	(1,253)
Net (increase) decrease in accrued interest receivable and other assets	(75)	1,118	75
Net decrease in accrued interest payable and other liabilities	(285)	(6,614)	(1,740)

Net cash provided by operating activities	26,297	19,006	31,174

Cash flows from investing activities:
Net decrease (increase) in interest bearing deposits with other banks	125	(125)	100
Purchases of investment securities available-for-sale	(33,938)	(294,221)	(167,790)
Proceeds from the sale of investment securities available-for-sale	21,474	140,544	110,416
Proceeds from calls and maturities of investment securities available-for-sale	29,265	172,330	59,000
Proceeds from principal repayments of investment securities available-for-sale	187	166	425
(Purchase) redemption of FHLB and FRB stock	(3,707)	(2,647)	272
Net increase in loans and leases held for investment	(84,146)	(132,990)	(81,385)
Proceeds from recoveries of charged-off loans	2,143	1,070	1,941
Purchases of premises and equipment	(3,125)	(2,022)	(1,604)
Proceeds from sale of premises and equipment	156	121	1,961
Proceeds from sale of other real estate	635	—	447
Deposit on single premium cash surrender value life insurance	(311)	(305)	(305)
Proceeds from life insurance death benefits	—	758	—
Investment in limited partnership	(719)	(139)	—
Cash paid for First Financial Bancorp, net of cash received	—	(28,770)	—
Proceeds from post-acquisition transactions	549	—	—

Net cash used in investing activities	(71,412)	(146,230)	(76,522)

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Cash flows from financing activities:
Net (decrease) increase in demand, interest bearing and savings deposits	$(4,439)	$49,033	$9,681
Net increase (decrease) in time deposits	77,262	29,021	(20,174)
Net cash transferred in sale of branches and deposits	—	—	(42,520)
Net (decrease) increase in short-term borrowings	(4,896)	(24,956)	30,993
Exercise of stock options, including tax benefit	2,762	7,792	1,406
Dividends paid	(7,922)	—	—
Initial public offering proceeds, net of issuance costs	—	7,167	—
Repurchase of shares of dissenting minority shareholder	—	(32)	—
Proceeds from sale of common stock under stock purchase and grant agreements	—	—	850
Issuance of junior subordinated deferrable interest debentures	—	10,310	—

Net cash provided by (used in) financing activities	62,767	78,335	(19,764)

Net increase (decrease) in cash and cash equivalents	17,652	(48,889)	(65,112)

Cash and cash equivalents, beginning of year	39,616	88,505	153,617

Cash and cash equivalents, end of year	$57,268	$39,616	$88,505

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$17,354	$9,207	$10,677
Income taxes	$16,860	$4,575	$8,133

Non-cash investing and financing activities:
Net change in unrealized gains on investment securities available-for-sale	$(4,663)	$(1,000)	$(1,720)
Recognition of common stock issued in connection with stock grant	$—	$—	$206
Dividends declared	$—	$745	$—
Stock issued in connection with acquisition of minority interest	$—	$92	$—
Limited partnership capital commitment	$—	$861	$—
Post-acquisition basis adjustments	$(2,480)	$—	$—

Sale of branches and deposits:
Premium received	$—	$—	$2,179
Loans held for investment	—	—	129
Premises and equipment	—	—	649
Other assets	—	—	17
Deposits	—	—	(45,464)
Interest payable	—	—	(30)

Net cash transferred	$—	$—	$(42,520)

The accompanying notes are an integral part of these consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Description of Business

Placer Sierra Bancshares (formerly First California Bancshares and Placer Capital Co. II) (the Company) was incorporated on November 13, 2001 and, as of December 31, 2005, operated one banking subsidiary, Placer Sierra Bank (PSB or the Bank). The Company was incorporated for the purpose of acquiring PSB in a one bank holding company reorganization. PSB was previously a wholly-owned subsidiary of Placer Capital Co. (PCC), a wholly-owned subsidiary of California Community Bancshares (CCB).

Southland Capital Co. (SCC) was merged with and into the Company on May 25, 2004, in a stock-for-stock transaction whereby the shareholders of SCC received 0.5752 of a share of Company common stock for each outstanding share of SCC common stock. Immediately prior to the acquisition of SCC, the Company’s principal shareholder, California Community Financial Institutions Fund Limited Partnership (the Fund), owned 99.75% of SCC and 93.18% of the Company. The acquisition was principally accounted for as a combination of companies under common control similar to a pooling of interests. The acquisition of the 0.25% minority interest in SCC by the Company was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the 0.25% minority interest in the net assets acquired was approximately $92,000, which was recorded as goodwill. BOC was merged with and into the Company’s wholly-owned subsidiary, PSB, on July 23, 2004.

First Financial Bancorp (FFB), parent company of Bank of Lodi (BOL), was merged with and into the Company on December 10, 2004. On that same date, BOL was merged with and into PSB. The acquisition was accounted for under the purchase method of accounting. Bank of Lodi operated nine branches located in Sacramento, El Dorado, San Joaquin, Amador and Calaveras counties in Northern California. Seven of the acquired branches now operate under the brand name Bank of Lodi, a division of Placer Sierra Bank, an eighth location was rebranded under the name Placer Sierra Bank and one location was closed in 2005.

At December 31, 2005, the Company has one wholly-owned subsidiary, Placer Sierra Bank, and the Company owns 100% of the common stock of Placer Statutory Trust III, Placer Statutory Trust II, Southland Statutory Trust I and First Financial Bancorp Statutory Trust I. The Bank is a California state-chartered commercial bank. Placer Statutory Trust II and Southland Statutory Trust I, both Connecticut statutory business trusts, were formed in October 2001 for the exclusive purpose of issuing and selling trust preferred securities. Placer Statutory Trust III, a Delaware statutory business trust, was formed in November 2004 for the exclusive purpose of issuing and selling trust preferred securities. First Financial Bancorp Statutory Trust I, a Connecticut statutory business trust, was formed in March 2002 for the exclusive purpose of issuing and selling trust preferred securities.

Nature of Operations

The Company conducts business through the Bank. The Bank is subject to the laws of the state of California and federal regulations governing the financial services industry. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The Bank provides a full range of banking services to individual and corporate customers through PSB’s 31 branches in an eight-county area of Northern California, including Placer, Sacramento, El Dorado, Sierra, Nevada, Amador, San Joaquin and Calaveras counties and nine branches in Southern California’s Orange and Los Angeles counties. Placer Sierra Bank offers a broad array of financial services to small-to-medium-sized businesses, their owners and employees and consumers, including electronic banking, cash management services, electronic bill payment and investment services. The Bank emphasizes relationship banking and focuses on generating low cost deposits. Placer Sierra

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bank also provides a comprehensive set of loan products such as commercial loans and leases, lines of credit, commercial real estate loans, Small Business Administration, or SBA, loans, residential mortgage loans, home equity lines of credit and commercial and residential construction loans. The Bank derives its income primarily from interest received on loans, interest on investment securities and fees received in connection with servicing loans and deposit customers. The Bank’s major operating expenses are the interest it pays on deposits and borrowings and general operating expenses. The Bank relies on a foundation of locally generated deposits.

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

The acquisition of FFB was accounted for under the purchase method of accounting. As such, the financial statements of the Company for the year ended December 31, 2004 include the activity associated with FFB only for the period from December 10, 2004 (date of acquisition) through December 31, 2004. The SCC merger involved entities under common control. As such, the financial statements of the Company for the years ended December 31, 2005, 2004 and 2003 include the operations of SCC for those years as though they were consolidated as of the beginning of the year 2003 (see Note 1).

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

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Investment Securities

Investments can be classified into the following categories:

•	Securities available-for-sale, reported at fair value, with unrealized gains and losses excluded from earnings and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income.

•	Securities held-to-maturity, which management has the intent and the Company has the ability to hold to maturity, are carried at cost, adjusted for amortization of premiums and the accretion of discounts.

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

Loans Held for Sale and Related Servicing

Mortgage Loans

At origination, the Bank designates mortgage loans as either to be held in the Bank’s portfolio or to be sold in the secondary market. Loans held for sale are carried at the lower of cost or market value. Market value is determined by the specific identification method as of the balance sheet date or the date that the purchasers have committed to purchase the loans. At the time the loan is sold, the related right to service the loan is released in exchange for a one-time servicing-released premium. Gains and losses are recognized at the time of sale and are calculated based on the difference between the selling price and the allocated carrying value of loans sold. Any inherent risk of loss on loans sold is transferred to the buyer at the date of sale.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Bank has made various representations and warranties associated with the sale of loans. These representations and warranties may require the Bank to repurchase loans with underwriting deficiencies as defined in the applicable sales agreements and certain past due loans within ninety days of sale. The Company did not experience losses during the years ended December 31, 2005, 2004 and 2003 under these representations and warranties.

Loans held for sale subsequently transferred to loans held for investment are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method.

As of December 31, 2005, the Bank serviced $70.3 million of mortgage loans which were originated and sold by Bank of Lodi prior to its being acquired by the Company. The related mortgage servicing asset was not considered material.

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

All government guaranteed loans have been originated as loans held for investment during the years ended December 31, 2005, 2004 and 2003. The Bank services SBA and RBS government guaranteed loans for others which were originated and sold in prior years totaling $32.9 million and $46.7 million as of December 31, 2005 and 2004, respectively. When servicing is retained, a servicing asset is recognized as a separate asset to the extent that normal servicing revenue exceeds the cost of servicing. Servicing assets are amortized in proportion to, and over the period of, estimated future net servicing income. Related servicing assets and interest-only strips were not considered material.

Loans and Leases Held for Investment

Loans and leases held for investment are reported at the principal amounts outstanding, adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, write-downs and the allowance for loan and lease losses. Loan and lease origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to the yield of the related loans and leases. Direct financing leases are carried net of unearned income. Income from leases is recognized by a method that approximates a level yield on the outstanding net investment in the lease.

The accrual of interest on loans and leases is discontinued when they become ninety days past due or earlier when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the loan or lease is well collateralized and in the process of collection. Interest received on nonaccrual loans and leases is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans and leases are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

The Company may purchase loans or acquire loans through a business combination for which differences exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss or a valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2005, there were no loans being accounted for under this method.

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

Allowance for Losses Related to Undisbursed Loan and Lease Commitments

The Bank maintains a separate allowance for losses related to undisbursed loan and lease commitments. Management estimates the amount of probable losses by applying the loss factors used in the allowance for loan and lease loss methodology to an estimate of the expected usage of undisbursed commitments for each loan or lease type. The allowance totaled $303,000 and $237,000 at December 31, 2005 and 2004, respectively, and is included in accrued interest payable and other liabilities on the consolidated balance sheet.

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

Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition and is not deductible for tax purposes. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at least annually. There was no impairment recognized for the years ended December 31, 2005, 2004 and 2003.

At December 31, 2005 and 2004, goodwill totaled $103.3 million and $101.3 million, respectively. Goodwill increased by $1.9 million from the prior year due to final adjustments made during the allocation period related to the First Financial Bancorp acquisition (see Note 3).

Other Intangible Assets

Other intangible assets include core deposit intangibles (the estimated fair value of the long-term deposit relationships that were assumed when the banks were acquired in 1999, 2000, 2003 and 2004) and favorable lease rights (the value of a below-market lease at the time Sacramento Commercial Bank was acquired). Core deposit intangibles are amortized using a method that approximates the expected run-off of the deposit base, which ranges from seven to twelve years. The residual value of the core deposit intangibles is expected to be $1.5 million. In addition, the portion of the unamortized core deposit intangible related to the deposits assumed by another financial institution during 2003 was written off (see Note 16). The favorable lease rights were fully amortized in 2004. The remaining balance of other intangible assets will be amortized over the next 11 years. Amortization expense was recorded in the amount of $2.6 million, $1.9 million and $2.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Amortization expense for the next five years is estimated as follows (dollars in thousands):

Year Ending December 31,
2006	$1,880
2007	1,880
2008	1,880
2009	1,615
2010	676

The Company periodically evaluates whether events and circumstances have occurred that may affect the estimated useful lives or the recoverability of the remaining balance of these intangible assets. An intangible asset is deemed impaired if the sum of the undiscounted future cash flows is less than the carrying amount of the asset and an impairment loss shall be measured as the amount by which the carrying amount exceeds the estimated fair value. Management does not believe that there is any impairment of other intangible assets at December 31, 2005 or 2004.

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

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes are accounted for using the asset and liability method. Under the asset and liability method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date.

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

Comprehensive Income

Comprehensive income consists of net income and the net change in unrealized gains or losses on investment securities available-for-sale, net of tax, and is presented in the consolidated statement of changes in shareholders’ equity and comprehensive income.

Stock-Based Compensation

At December 31, 2005, the Company had two stock-based compensation plans which are described more fully in Note 13. In addition, the Company entered into stock purchase and grant agreements with three executives in 2003 and 2002. The Company accounts for these plans and agreements under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost related to options under the stock option plans and purchases under the stock purchase and grant agreements is reflected in net income at the time of grant or purchase, as all options granted under these stock option plans and shares purchased under these stock purchase and grant agreements had an exercise or purchase price of not less than the fair market value of the underlying common stock on the date of the grant or agreement.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	2005	2004	2003
Net income, as reported	$24,802	$13,019	$15,330
Add: Stock-based compensation expense from option modifications and stock granted under stock purchase and grant agreements included in reported net income, net of related tax effects	—	38	124
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(477)	(105)	(124)

Pro forma net income	$24,325	$12,952	$15,330

Basic earnings per share—as reported	$1.66	$0.92	$1.13
Diluted earnings per share—as reported	$1.63	$0.90	$1.13
Basic earnings per share—pro forma	$1.63	$0.92	$1.13
Diluted earnings per share—pro forma	$1.59	$0.90	$1.13

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the options granted and stock purchased during the years ended December 31, 2005, 2004 and 2003 are noted below and were based on an option-pricing model with the following assumptions and prices:

	2005	2004	2003
Dividend yield	1.50%	1.50%	N/A
Expected volatility	25.00%	25.00%	N/A
Risk-free interest rate	3.91%	3.45%	3.11%
Expected option life	5.04 years	5.00 years	5.00 years
Weighted average fair value of options granted during the year	$6.44	$4.47	$0.31

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

Impact of New Financial Accounting Standards

Share-Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. In April 2005, the Securities and Exchange Commission adopted a rule that defers the compliance date of FAS 123 (R) from the first reporting period beginning after June 15, 2005 to the first fiscal year beginning after June 15, 2005, effectively January 1, 2006 for the Company. FAS 123 (R) allows for either a modified prospective recognition of compensation expense or a modified retrospective recognition. The Company currently intends to apply the modified prospective recognition method and implement the provisions of FAS 123 (R) beginning in the first quarter of 2006. Management has completed its evaluation of the effect that FAS 123 (R) will have and believes that the effect of its implementation will be consistent with the pro forma disclosures noted above.

Accounting Changes and Error Corrections

On June 7, 2005, the FASB issued Statement No. 154 (FAS 154), Accounting Changes and Error Corrections—a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and FAS 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of FAS 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical to do so. FAS 154 supersedes APB Opinion 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. FAS 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of FAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Management does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other-Than-Temporary Impairment of Certain Investments

In March 2004, the FASB and Emerging Issues Task Force (EITF) reached consensus on several issues being addressed in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosure provisions of EITF Issue No. 03-1 continue to be effective for the Company’s consolidated financial statements for the year ended December 31, 2005.

On November 3, 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue No. 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. Management does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.

Reclassifications

Certain amounts in 2003 and 2004 have been reclassified to conform with the 2005 financial statement presentations. These reclassifications have no effect on previously reported net income.

3. BUSINESS COMBINATION

Acquisition of First Financial Bancorp

Placer Sierra Bancshares acquired First Financial Bancorp, parent company of Bank of Lodi, on December 10, 2004, in order to expand the Company’s Northern California presence southward through the San Joaquin Valley. The all cash acquisition was accounted for under the purchase method of accounting. Cash paid for the acquisition was $46.4 million. Goodwill and a core deposit intangible relating to the acquisition were recorded in the amount of $30.5 million and $7.4 million, respectively.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The purchase price allocation, which includes the final adjustments to the estimated fair values of assets acquired and liabilities assumed in the acquisition, are as follows (dollars in thousands):

Assets acquired:
Cash and due from banks	$18,216
Investment securities available-for-sale	53,734
FRB and FHLB stock	182
Loans and leases	212,818
Allowance for loan and lease losses	(4,213)
Premises and equipment	6,489
Cash surrender value of life insurance	14,410
Tax assets	9,609
Core deposit intangible	7,359
Goodwill	30,529
Other assets	1,877

Total assets acquired	$351,010

Liabilities assumed:
Deposits	$284,845
Junior subordinated deferrable interest debentures	5,155
Other liabilities	14,097

Total liabilities assumed	$304,097

Purchase price	$46,362

Other capitalized acquisition costs	$551

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following tables summarize the Company’s investment securities available-for-sale (dollars in thousands):

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Treasury securities	$1,997	$—	$(2)	$1,995
U.S. Government agencies	208,869	—	(4,142)	204,727
Obligations of states and political subdivisions	17,359	445	(92)	17,712
Other securities	4,000	—	(55)	3,945

Total securities available-for-sale	$232,225	$445	$(4,291)	$228,379

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Treasury securities	$26,980	$6	$—	$26,986
U.S. Government agencies	198,739	337	(344)	198,732
Obligations of states and political subdivisions	17,995	801	(13)	18,783
Other securities	5,386	31	(2)	5,415

Total securities available-for-sale	$249,100	$1,175	$(359)	$249,916

Net unrealized losses on investment securities available-for-sale totaling $3.8 million are recorded, net of $1.6 million in tax benefits, as accumulated other comprehensive loss within shareholders’ equity at December 31, 2005. Net unrealized gains on investment securities available-for-sale totaling $816,000 are recorded, net of $332,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2004.

Proceeds and gross realized losses on the sale of investment securities available-for-sale were $21.5 million and $56,000, respectively, for the year ended December 31, 2005. Proceeds, gross realized gains and gross realized losses on the sale of investment securities available-for-sale were $140.5 million, $479,000 and $3.8 million, respectively, for the year ended December 31, 2004. Proceeds and gross realized gains on the sale of investment securities available-for-sale were $110.4 million and $760,000, respectively, for the year ended December 31, 2003.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment securities with unrealized losses at December 31, 2005 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Treasury securities	$1,995	$(2)	$—	$—	$1,995	$(2)
U.S. Government agencies	81,251	(1,497)	123,476	(2,645)	204,727	(4,142)
Obligations of states and political sub-divisions	1,376	(14)	5,415	(78)	6,791	(92)
Other securities	3,945	(55)	—	—	3,945	(55)

Total securities available-for-sale	$88,567	$(1,568)	$128,891	$(2,723)	$217,458	$(4,291)

At December 31, 2005, the Company held 100 investment securities of which 16 were in a loss position for less than twelve months and 23 were in a loss position for twelve months or more. Management periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports and observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is considered temporary and due only to interest rate fluctuations.

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2005 by contractual maturity are shown below (dollars in thousands):

	Amorized Cost	Estimated Fair Value
Maturing within one year	$5,118	$5,101
Maturing after one year through five years	129,248	126,992
Maturing after five years through ten years	91,730	90,221
Maturing after ten years	2,129	2,120

	228,225	224,434
Investment securities not due at a single maturity date:
Other securities	4,000	3,945

Total investment securities available-for-sale	$232,225	$228,379

Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities available-for-sale with amortized costs totaling $55.9 million and $60.3 million and estimated fair values totaling $55.2 million and $61.4 million were pledged to secure bankruptcy, local agency and state deposits, treasury, tax and loan accounts and repurchase agreements at December 31, 2005 and 2004, respectively.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. LOANS AND LEASES HELD FOR INVESTMENT

Loans and leases held for investment are comprised of the following (dollars in thousands):

	December 31,
	2005	2004
Loans and leases held for investment:
Real estate—mortgage	$990,362	$892,136
Real estate—construction	207,078	184,317
Commercial	147,830	167,035
Agricultural	5,779	17,423
Consumer	11,703	11,110
Leases receivable and other	15,431	24,575

Total gross loans and leases held for investment	1,378,183	1,296,596
Deferred loan and lease fees, net	(2,697)	(2,332)
Allowance for loan and lease losses	(16,714)	(16,200)

Total loans and leases held for investment, net	$1,358,772	$1,278,064

The components of the Company’s leases receivable are summarized below (dollars in thousands):

	December 31,
	2005	2004
Future minimum lease payments	$15,649	$21,149
Residual interests	702	4,368
Unearned income	(976)	(1,810)

	$15,375	$23,707

Future minimum lease payments as of December 31, 2005 are as follows (dollars in thousands):

Year Ending December 31,
2006	$7,393
2007	5,637
2008	2,179
2009	427
2010	13

Total	$15,649

A summary of the activity in the allowance for loan and lease losses follows (dollars in thousands):

	2005	2004	2003
Balance, beginning of year	$16,200	$13,343	$12,450
Provision for (credit to) allowance for loan and lease losses charged to operations	—	560	(6)
Loan and lease losses charged to allowance	(1,629)	(2,638)	(1,042)
Recoveries of loans and leases previously charged off	2,143	1,070	1,941
Allowance acquired	—	3,865	—

Balance, end of year	$16,714	$16,200	$13,343

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The recorded investment in loans and leases that were considered to be impaired totaled $3.0 million and $2.7 million at December 31, 2005 and 2004, respectively. Of the 2005 balance, approximately $79,000 has a related valuation allowance of $79,000. Of the 2004 balance, approximately $1.9 million has a related valuation allowance of $606,000. The average recorded investment in impaired loans and leases during 2005, 2004 and 2003 was $2.8 million, $2.4 million and $2.0 million, respectively.

Non-accrual loans and leases totaled $3.1 million and $2.9 million at December 31, 2005 and 2004, respectively. There were no accruing loans and leases past due 90 days or more at December 31, 2005 and 2004. Interest income on non-accrual loans and leases is generally recognized on a cash basis and was not material for the years ended December 31, 2005, 2004 and 2003. Interest foregone on non-accrual loans and leases totaled $246,000, $175,000 and $162,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Certain loans have been pledged to secure short-term borrowing arrangements (see Note 9).

For the years ended December 31, 2005, 2004 and 2003, salaries and employee benefits totaling $3.1 million, $2.9 million and $3.0 million, respectively, have been deferred as loan and lease origination costs to be amortized over the estimated lives of the related loans and leases.

6. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (dollars in thousands):

	December 31,
	2005	2004
Land	$5,188	$5,188
Bank premises	18,183	19,973
Furniture, fixtures and equipment	12,919	13,039
Leasehold improvements	4,133	5,006

	40,423	43,206
Less accumulated depreciation and amortization	(15,135)	(15,561)

	$25,288	$27,645

Depreciation and amortization included in occupancy and equipment expense totaled $3.1 million, $3.0 million and $3.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

7. ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable and other assets consisted of the following (dollars in thousands):

	December 31,
	2005	2004
Accrued interest receivable	$9,060	$6,852
Investment in statutory trusts and related costs	2,656	2,702
Prepaid expenses	1,313	1,354
Investment in real estate limited partnership	1,000	1,000
Taxes receivable	—	1,248
Deferred tax asset	1,524	—
Other	1,638	1,915

	$17,191	$15,071

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company invested in a limited partnership that operates qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for the investment under the cost method and management analyzes the investment annually for potential impairment. The Company has remaining capital commitments to this partnership at December 31, 2005 in the amount of approximately $143,000. Such amounts are included in accrued interest payable and other liabilities on the consolidated balance sheet.

8. INTEREST BEARING DEPOSITS

Interest bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2005	2004
Interest bearing demand	$223,932	$256,650
Money market	289,497	262,957
Savings	164,123	179,578
Time, under $100,000	211,029	176,026
Time, $100,000 or more	181,914	139,655

	$1,070,495	$1,014,866

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,
2006	$336,198
2007	44,527
2008	11,862
2009	316
2010	40

$392,943

Interest expense recognized on interest bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003
Interest bearing demand	$993	$698	$851
Money market	2,820	1,496	1,515
Savings	613	473	568
Time, under $100,000	4,992	2,637	3,046
Time, $100,000 or more	4,528	1,999	2,425

	$13,946	$7,303	$8,405

9. SHORT TERM BORROWING ARRANGEMENTS

The Company has unsecured federal funds lines with its correspondent banks which, in the aggregate, amounted to $11.0 million at December 31, 2005 and 2004 at interest rates which vary with market conditions.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company may borrow funds on a short-term or overnight basis under these lines. There were no borrowings under these lines of credit during the years ended December 31, 2005 or 2004. At December 31, 2005 and 2004, the Company could borrow up to $156.0 million and $78.4 million, respectively, from the Federal Home Loan Bank, secured by qualifying first mortgage loans with a carrying value of $246.4 million and $85.8 million, respectively. There were no borrowings from the Federal Home Loan Bank at December 31, 2005 and $4.0 million at December 31, 2004.

The Company enters into sales of securities under agreements to repurchase which are short term in nature. At December 31, 2005 and 2004, the Company had $11.4 million and $12.3 million outstanding in repurchase agreements using a tiered interest rate structure. The Company maintains effective control of the related securities and therefore the securities repurchased are the same as those transferred. The maximum and average balances outstanding during 2005 related to repurchase agreements were $14.5 million and $12.7 million, respectively. The maximum and average balances outstanding during 2004 related to repurchase agreements were $41.5 million and $19.6 million, respectively. The average interest rate for repurchase agreements for the years ended December 31, 2005 and 2004 was 0.72% and 0.84%, respectively. Securities underlying the agreements are carried as investment securities available-for-sale (see Note 4). At December 31, 2005 and 2004, these securities had estimated fair values of $20.5 million and $20.8 million, respectively, and amortized costs of $21.0 million.

10. INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003
Federal:
Current	$13,606	$4,152	$5,014
Deferred	(1,696)	1,423	1,004

	11,910	5,575	6,018

State:
Current	4,276	929	1,524
Deferred	(120)	1,189	889

	4,156	2,118	2,413

	$16,066	$7,693	$8,431

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (dollars in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Allowance for loan and lease losses	$7,451	$7,155
Deferred compensation	3,203	2,932
Loan portfolio discount	57	80
Other real estate	—	241
Deferred loan premiums	375	508
State income taxes	1,263	377
Net operating loss carryforwards	2,525	3,512
Unrealized loss on securities available-for-sale	1,583	—
Accrued expenses	283	689
Other	427	1,135

Total deferred tax assets	17,167	16,629

Deferred tax liabilities:
Core deposit intangible	(4,940)	(6,062)
Unrealized gain on securities available-for-sale	—	(332)
Stock dividends on FHLB stock	(1,046)	(913)
Deferred loan fees	(802)	(760)
Depreciation	(5,333)	(6,581)
Deferred loan costs	(1,949)	(1,855)
Equipment lease income, net	(958)	(2,685)
Prepaid expenses	(448)	(420)
Other	(167)	(342)

Total deferred tax liabilities	15,643	(19,950)

Net deferred tax assets (liabilities)	$1,524	$(3,321)

The expense for income taxes differs from amounts computed by applying the statutory federal income tax rates to income before income taxes. The significant items comprising this difference consisted of the following (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003
Income tax expense at federal statutory rate	$14,304	$7,249	$8,265
Increase (decrease) resulting from:
State franchise tax expense, net of federal tax effect	2,701	1,337	1,566
Tax exempt income	(245)	(180)	(179)
Cash surrender value of life insurance policies	(581)	(425)	(256)
Reversal of valuation allowance	—	—	(500)
Reversal of prior year excess	—	—	(322)
Other	(113)	(288)	(143)

Total	$16,066	$7,693	$8,431

Effective tax rate	39.3%	37.1%	35.5%

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has available for federal income tax purposes net operating loss carryforwards of $5.5 million, which expire in 2017 through 2023. The Company has state franchise tax net operating loss carryforwards of $5.4 million, which expire in 2011 through 2013. The net operating losses are subject to annual limitations on their use. These limitations vary according to the years in which the net operating losses arose and to some extent may impact the amount of the losses that may be utilized in future years. Management anticipates that all net operating losses will be utilized prior to their expiration.

11. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Company owns the common stock of four business trusts that have issued an aggregate of $52.0 million trust preferred securities fully and unconditionally guaranteed by the Company. The entire proceeds of each respective issuance of trust preferred securities were invested by the separate business trusts into junior subordinated deferrable interest debentures issued by the Company, with identical maturity, repricing and payment terms as the respective issuance of trust preferred securities. The aggregate amount of junior subordinated debentures issued by the Company is $53.6 million, with the maturity dates for the respective debentures ranging from 2031 through 2034. The subordinated debentures are callable at par plus accrued and unpaid interest only by the issuer, five years from the date of issuance, subject to certain exceptions. The Company is permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company.

The trust preferred securities issued by the trusts are currently included in Tier 1 capital for purposes of determining Leverage, Tier 1 and Total Risk-Based capital ratios. Beginning March 31, 2009, a more restrictive formula must be used to determine the amount of trust preferred securities that may be included in regulatory Tier 1 capital. At that time, trust preferred securities equal to no more than 25% of the sum of all core capital elements, which generally is defined as shareholders’ equity less goodwill and any related deferred income tax liability will be allowed in Tier 1 capital. The regulations currently in effect only limit the amount of trust preferred securities that may be included in Tier 1 capital to 25% of the sum of core capital elements without a deduction for goodwill. Management has determined that the Company’s Tier 1 capital ratios would remain above the regulatory minimum had the modification of the capital regulations been in effect at December 31, 2005.

The following table summarizes the terms of each subordinated debenture issuance (dollars in thousands):

	Date Issued	Maturity	Fixed or Variable Rate	Rate Index	Current Rate	Next Reset Date	Amount at December 31,
Series							2005	2004
Placer Statutory Trust III	11/22/2004	11/22/2034	Variable	3-month LIBOR + 1.85%	6.38%	03/31/2006	$10,310	$10,310
Placer Statutory Trust II	12/18/2001	12/18/2031	Variable	3-month LIBOR + 3.60%	8.10%	03/18/2006	25,774	25,774
Southland Statutory Trust I	12/18/2001	12/18/2031	Variable	3-month LIBOR + 3.60%	8.10%	03/18/2006	12,372	12,372
First Financial Bancorp Statutory Trust I	03/26/2002	03/26/2032	Variable	3-month LIBOR + 3.60%	8.12%	03/26/2006	5,155	5,155

							$53,611	$53,611

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities issued by the subsidiary grantor trusts. The amount of deferred costs at December 31, 2005 and 2004 was $1.0 million and $1.1 million, respectively. The amortization of the deferred costs for the years ended December 31, 2005, 2004 and 2003 was $40,000, $38,000 and $38,000, respectively.

12. COMMITMENTS AND CONTINGENCIES

Leases

As of December 31, 2005, aggregate minimum rental commitments under the Company’s operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows (dollars in thousands):

Year Ending December 31,
2006	$2,516
2007	2,051
2008	1,815
2009	1,641
2010	1,341
Thereafter	3,943

$13,307

The Company has subleased office space to other companies under noncancellable agreements which expire at various dates through 2013. As of December 31, 2005, aggregate minimum sublease rental payments to be received through 2013 was $1.4 million. The Company’s minimum lease payments presented above have not been reduced by minimum sublease rental payments to be received.

Rental expense from operating leases totaled $2.4 million, $2.3 million and $2.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Sublease income from operating leases totaled $401,000, $396,000 and $440,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Most of the leases provide that the Company pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased premises in addition to the minimum monthly payments. Some of the operating leases have built in escalation clauses. Management expects that, in the normal course of business, the leases for space that the Company currently occupies will be renewed or replaced by other leases upon expiration.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits less vault cash. The reserve balances maintained at the FRB at December 31, 2005 and 2004 were $414,000 and $350,000, respectively.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $36.8 million and $19.6 million at December 31, 2005 and 2004, respectively.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2005	2004
Commitments to extend credit	$479,549	$373,935
Standby letters of credit	$9,333	$5,706

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The fair value of the liability, which represents the fees received for issuing the guarantees were not considered to be material for recognition as a liability at December 31, 2005 and 2004. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used. Standby letters of credit are generally written for one year or less and may be unsecured or secured by certificates of deposit or business assets.

Lending Concentrations

The Bank grants commercial, real estate and consumer loans to customers in the regions the Bank serves in Northern and Southern California. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the strength of the real estate market in the Bank’s primary service areas. At December 31, 2005, approximately 86.9% of the Bank’s loans were real estate related. Should the real estate market experience an overall decline in property values or should other events occur, including, but not limited to, adverse economic conditions (which may or may not affect real property values), the ability of the borrowers to make timely scheduled principal and interest payments on the Bank’s loans may be adversely affected, and in turn may result in increased delinquencies and foreclosures. Management monitors this risk by industry, geographical region and other factors on an ongoing basis in order to identify portfolio trends and take corrective action, if necessary, in a timely manner.

Legal Proceedings

From time to time, the Company is party to claims and legal proceedings arising in the ordinary course of business. Management evaluates the Company’s and/or PSB’s exposure to cases individually and in the

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable. Other than as described below, the Company believes that there are no material litigation matters at the current time. However, litigation is inherently uncertain and no assurance can be given that any current or future litigation will not result in loss which might be material to the Company.

Cerritos Valley Dissenters

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

In January 2004, the Company and the dissenting shareholders entered into a settlement agreement, which provided that the fair market value of the shares would be determined by an appraisal process. Under the terms of the agreement, each party’s appraiser valued the shares. After conducting the appraisal, each appraiser reached a different dollar amount. Because the difference between the two amounts exceeded a specified range, the settlement agreement provided that a third appraiser be selected by the two other appraisers, to determine the fair market value of the Cerritos Valley Bank common stock. The third appraiser determined that the fair market value of the shares held by the dissenting shareholders was $5.95. Based on the $5.95 valuation, the Bank paid the dissenting shareholders approximately $2.2 million. On June 20, 2005, the Superior Court of the State of California in Orange County entered judgment stating that the amount the Bank paid to the dissenting shareholders represented full satisfaction of both the settlement agreement and all amounts owed by the Bank pursuant to Chapter 13 of the California Corporations Code.

The notice of appeal from the judgment and satisfaction of judgment was filed on August 12, 2005 by dissenting shareholders that hold a majority of the Cerritos Valley Bank common stock shares involved in the litigation and the opening appeal brief was filed in February 2006. Shareholders holding the remaining Cerritos Valley Bank common stock shares involved in the litigation are not participating in the appeal. The Company intends to continue to vigorously defend this action.

Reed Slatkin

In 2004, the Company settled a lawsuit involving the Reed Slatkin Investment Club, in which Bank of Orange County, a division of PSB, was a named defendant along with Union Bank of California and Comerica Bank-California. On December 30, 2004, the United States District Court Judge signed an order dismissing all claims against Bank of Orange County and the other banks. The complaint was filed in November 2002 in the United States District Court, Central District of California by the trustee of the bankruptcy estate of Reed Slatkin and a group of individuals and entities. The initial complaint sought a multimillion dollar amount in damages. The banks were named in the suit based on the various banks’ alleged support of and participation in Mr. Slatkin’s fraudulent activities discovered in 2001, and the banks’ alleged role as administrator for investors’ custodial accounts. To settle all class claims, PSB and the other banks agreed to pay $26.5 million to an escrow

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fund. Of the $26.5 million settlement amount, PSB agreed to pay $3 million with its insurance carrier paying $2.8 million and PSB funding the remaining $200,000. The $200,000 was paid into escrow in December 2004. Before funding the escrow, the banks entered into an agreement, which released all claims between the banks, including any indemnification claims.

Environmental Compliance

In the process of selling a property owned by PSB, the Company learned that a small parcel of the property was used as a gasoline station in the early 1970s. The Company retained an environmental consulting company to conduct both Phase I and Phase II environmental studies, the results of which have been reviewed and accepted by the California Regional Water Quality Control Board (the Control Board). Management believes it is likely that the Control Board will require soil abatement. The cost of soil abatement was originally estimated to be between $450,000 and $570,000, and we recorded a reserve in the first quarter of 2004 of $450,000. In the second quarter of 2004, $205,000 of this reserve was reversed due to revised remediation cost estimates. Pursuant to legal investigation of potentially responsible former gas station operators, PSB made demand upon ConocoPhillips and ChevronTexaco to investigate and remediate the site. In the fourth quarter of 2004, based upon a pending settlement agreement with ConocoPhillips and ChevronTexaco (and its operating company, Texaco Downstream Properties, Inc.) pursuant to which such companies agreed to assume responsibility for remediation of contamination arising from the service station operations and also agreed to reimburse PSB the total sum of $110,000 for past and future costs PSB had expended relating to the contamination remediation, the Company reversed the remaining $245,000 reserve. The settlement agreement was signed in the first quarter of 2005.

13. SHAREHOLDERS’ EQUITY

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computation is as follows (dollars in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income	$24,802	$13,019	$15,330
Weighted average shares outstanding—basic	14,943,874	14,123,894	13,520,468
Weighted average shares outstanding—diluted	15,257,539	14,414,735	13,520,468
Earnings per share—basic	$1.66	$0.92	$1.13
Earnings per share—diluted	$1.63	$0.90	$1.13

For the years ended December 31, 2005 and 2004, 132,750 and 27,955 shares of common stock issuable under stock option agreements, respectively, were not included in the computation of diluted earnings per share because the exercise price was equal to or greater than the stock’s fair value and their effect would be antidilutive. For the year ended December 31, 2003, substantially all shares of common stock issuable under stock option and stock purchase agreements were not included in the computation of diluted earnings per share because the exercise and purchase prices were equal to or greater than the stock’s fair value and their effect would be antidilutive.

Stock Options

The Company currently has two stock option plans, the Placer Sierra Bancshares 2002 Amended and Restated Stock Option Plan and the Southland Capital Co. 2002 Stock Option Plan. Options in the Southland Capital Co. plan have been converted into options to purchase shares of the Company and no additional options

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will be granted under the plan. All options granted to date have been nonstatutory stock options. At December 31, 2005, grants outstanding combined with shares available for future grants totaled 2,137,330 shares under these plans. The shares available for grant may be granted to employees and directors eligible to participate in the Placer Sierra Bancshares plan. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted. The options under the plans expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is generally four years; however, the vesting period can be modified at the discretion of the Board of Directors. Outstanding options under the plans are exercisable until their expiration.

A summary of the activity in the Placer Sierra Bancshares 2002 Amended and Restated Stock Option Plan is as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	591,031	$12.40	803,271	$9.00	925,564	$9.00
Options granted	234,250	$25.68	140,000	$23.37	66,677	$9.00
Options exercised	(89,566)	$9.36	(322,012)	$9.00	(153,040)	$9.00
Options canceled	(30,243)	$17.33	(30,228)	$9.00	(35,930)	$9.00

Options outstanding, end of year	705,472	$16.99	591,031	$12.40	803,271	$9.00

Options exercisable, end of year	333,491	$10.56	340,692	$9.00	540,620	$9.00

A summary of options outstanding at December 31, 2005 follows:

Range of Exercise Prices	Number of Options Outstanding December 31, 2005	Weighted Average Remaining Contractual Life	Number of Options Excercisable December 31, 2005
$ 9.00	353,597	6.68 years	299,241
$20.00 - $22.66	87,125	8.86 years	12,250
$24.40 - $28.51	257,000	9.10 years	22,000
$29.53	7,750	5.88 years	—

	705,472		333,491

A summary of the activity in the Southland Capital Co. 2002 Stock Option Plan is as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	308,976	$7.82	663,114	$7.82	657,092	$7.82
Options granted	—	$—	31,260	$7.82	37,963	$7.82
Options exercised	(57,438)	$7.82	(303,040)	$7.82	(2,608)	$7.82
Options canceled	(8,277)	$7.82	(82,358)	$7.82	(29,333)	$7.82

Options outstanding, end of year	243,261	$7.82	308,976	$7.82	663,114	$7.82

Options exercisable, end of year	222,912	$7.82	254,559	$7.82	457,440	$7.82

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average life of options outstanding at December 31, 2005 under the Southland Capital Co. 2002 Stock Option Plan is 6.65 years.

In addition to the above plans, during 2002 stock options for 47,897 shares were granted to past directors of CCB and a former executive officer of the Bank at a weighted average exercise price of $8.54 per share. Both the term and vesting period for each grant were designated by the Board of Directors. These options were accounted for under the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The options were determined to have only nominal value using an option-pricing model (for model assumptions used see Note 2). As a result, no compensation expense was recognized by the Company related to the granting of these options. During the year ended December 31, 2005, a total of 18,921 options were exercised at a weighted average exercise price of $8.54 per share and no options were canceled. During the year ended December 31, 2004, a total of 6,327 options were exercised and 4,971 options were canceled. During the year ended December 31, 2003, a total of 1,000 options were exercised and 16,678 options were cancelled. At December 31, 2005, no options were outstanding or exercisable. At December 31, 2004, a total of 18,921 options were outstanding and exercisable. At December 31, 2003, a total of 30,219 options were outstanding and exercisable.

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

Initial Public Offering (IPO)

On August 16, 2004, the Company completed an initial public offering whereby 500,000 shares of common stock were sold by the Company and a selling shareholder sold 5,230,000 shares of common stock at $20 per share. On September 13, 2004, the underwriters of the IPO exercised their option to purchase an additional 68,194 shares of common stock of the Company and to purchase an additional 713,306 shares from a selling shareholder. Net proceeds of $7.2 million (after underwriting discounts, commissions and other costs) were received by the Company.

14. REGULATORY MATTERS

The Company and the Bank are subject to certain regulatory requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC). Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank exceeded all their minimum capital adequacy requirements as of December 31, 2005.

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

	December 31,
	2005		2004
	Amount	Ratio	Amount	Ratio
Leverage Ratio
Placer Sierra Bancshares and subsidiaries	$153,521	8.7%	$133,445	9.0%
Minimum regulatory requirement	$70,810	4.0%	$59,360	4.0%

Placer Sierra Bank	$142,404	8.1%	$124,674	8.4%
Minimum requirement for “Well-Capitalized” institution	$88,485	5.0%	$74,015	5.0%
Minimum regulatory requirement	$70,788	4.0%	$59,212	4.0%

Tier 1 Risk-Based Capital Ratio
Placer Sierra Bancshares and subsidiaries	$153,521	10.4%	$133,445	9.6%
Minimum regulatory requirement	$59,301	4.0%	$55,818	4.0%

Placer Sierra Bank	$142,404	9.7%	$124,674	9.0%
Minimum requirement for “Well-Capitalized” institution	$88,317	6.0%	$83,499	6.0%
Minimum regulatory requirement	$58,878	4.0%	$55,666	4.0%

Total Risk-Based Capital Ratio
Placer Sierra Bancshares and subsidiaries	$170,538	11.5%	$149,886	10.7%
Minimum regulatory requirement	$118,602	8.0%	$111,636	8.0%

Placer Sierra Bank	$159,421	10.8%	$141,114	10.1%
Minimum requirement for “Well-Capitalized” institution	$147,194	10.0%	$139,164	10.0%
Minimum regulatory requirement	$117,756	8.0%	$111,331	8.0%

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

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s ability to pay dividends is also limited by certain covenants contained in the indentures relating to trust preferred securities that have been issued by four business trusts and corresponding junior subordinated deferrable interest debentures. The Company owns the common stock of the four business trusts. The indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if the Company is in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if the Company gives notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then the Company may not, among other restrictions, declare or pay any dividends.

Dividends from the Bank to the Company are restricted under certain federal laws and regulations governing banks. In addition, California law restricts the total dividend payments of any bank to the lesser of the bank’s retained earnings or the bank’s net income for the latest three fiscal years, less dividends previously declared during that period, at any time without the prior approval of the California Department of Financial Institutions. As of December 31, 2005, the maximum amount available for dividend distributions by the Bank to the Company under these restrictions was approximately $13.8 million. However, such amount is further restricted due to the fact that the Bank must keep a certain amount of capital in order to be “well capitalized.” Accordingly, the amount available for payment of dividends to the Company by the Bank, for the Bank to remain “well capitalized” after payment of dividends, totaled $12.5 million at December 31, 2005.

15. BENEFIT PLANS

Supplemental Executive Retirement Plans

The Company has entered into Supplemental Executive Retirement Plans with one current and sixteen former executives and directors. The agreements provide for payment of monthly benefits for periods varying from ten years to lifetime. The liability accrued as of December 31, 2005 and 2004 totaled $5.0 million and $4.2 million, respectively. The expense recognized under these agreements totaled $606,000, $348,000 and $391,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

In connection with these agreements, the Company owns life insurance policies with cash surrender values totaling $18.0 million and $17.1 million at December 31, 2005 and 2004, respectively. Several of these policies, with an aggregate cash surrender value of $10.4 million at December 31, 2005 and $9.7 million at December 31, 2004, are held in Rabbi Trusts which limit their availability for general corporate purposes.

Deferred Compensation Agreements

The Company provides benefits under Deferred Compensation Agreements with two former executives. Under the agreements, the executives deferred portions of their annual compensation and are now entitled to receipt of specified benefits for either eight or fifteen years. The liability accrued as of December 31, 2005 and 2004 totaled $2.1 million and $2.3 million, respectively. The expense recognized under these arrangements totaled $229,000, $161,000 and $26,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

In connection with these agreements, the Company owns life insurance policies with cash surrender values totaling $5.3 million and $5.2 million at December 31, 2005 and 2004, respectively.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Split Dollar Life Insurance Benefit

The Company has purchased single deposit split-dollar life insurance policies on certain current officers with death benefits available to the officers’ beneficiaries should the officer’s death occur while employed by the Company. The cash surrender value of these insurance policies totaled $10.6 million and $10.3 million at December 31, 2005 and 2004, respectively.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Code limitations) and accumulate tax-deferred earnings as a retirement fund. The Company may make a discretionary contribution to match the participants’ contributions annually. The amount of the matching contribution may vary from year to year. The Company contributed $470,000, $376,000 and $409,000 to the Plan for the years ended December 31, 2005, 2004 and 2003, respectively.

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

$1,545

17. OTHER EXPENSE

Other expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003
Data and item processing	$5,184	$4,738	$4,882
Professional fees	2,766	2,150	2,538
Amortization of intangible assets	2,583	1,947	2,119
Communication and postage	2,327	1,715	1,879
Administration	2,054	1,734	2,014
Advertising and business development	1,179	877	864
Stationery and supplies	1,129	869	848
Loan-related costs	1,065	701	1,011
Other	2,917	2,245	2,957

	$21,204	$16,976	$19,112

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. RELATED PARTY TRANSACTIONS

Loans to Related Parties

During the normal course of business, the Bank may enter into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. However, there were no significant balances outstanding to related parties for the years ended December 31, 2005 and 2004. Undisbursed commitments to related parties totaled $455,000 at December 31, 2005.

Transactions with Affiliate Company

During 2003, the Company received $649,000 in cash payments relating to receivables due from two affiliates and, on December 20, 2003, agreed to forgive the unpaid balance of $190,000. Because the Company and the affiliates were under the common ownership control of the Fund, the forgiveness of the unpaid balance was accounted for as an in-substance dividend from the Company to the Fund.

19. COMPREHENSIVE INCOME

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company’s investment securities available-for-sale are included in other comprehensive income (loss). Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the consolidated statement of changes in shareholders’ equity and comprehensive income.

The components of other comprehensive income are shown below (dollars in thousands):

	Before Tax	Tax Benefit (Expense)	After Tax
For the Year Ended December 31, 2005
Other comprehensive loss:
Unrealized holding losses	$(4,719)	$1,940	$(2,779)
Less: reclassification adjustment for net losses included in net income	(56)	24	(32)

Total other comprehensive loss	$(4,663)	$1,916	$(2,747)

For the Year Ended December 31, 2004
Other comprehensive loss:
Unrealized holding losses	$(4,335)	$1,818	$(2,517)
Less: reclassification adjustment for net losses included in net income	(3,335)	1,402	(1,933)

Total other comprehensive loss	$(1,000)	$416	$(584)

For the Year Ended December 31, 2003
Other comprehensive loss:
Unrealized holding losses	$(960)	$393	$(567)
Less: reclassification adjustment for net gains included in net income	760	(312)	448

Total other comprehensive loss	$(1,720)	$705	$(1,015)

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2005 and 2004:

Cash and cash equivalents and short-term borrowings: For cash and cash equivalents and short-term borrowings, the carrying amount is estimated to be fair value.

Investment securities available-for-sale and interest bearing deposits with other banks: For investment securities available-for-sale and interest bearing deposits with other banks, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and deposits and indications of value provided by brokers.

Loans and leases held for investment: For variable-rate loans and leases that reprice frequently with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans and leases are estimated using discounted cash flow analyses, using interest rates being offered at each reporting date for loans and leases with similar terms to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

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

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$55,768	$55,768	$39,255	$39,255
Federal funds sold	1,500	1,500	361	361
Interest bearing deposits with other banks	—	—	125	125
Investment securities available-for-sale	228,379	228,379	249,916	249,916
Loans and leases held for investment	1,358,772	1,394,089	1,278,064	1,301,890
Cash surrender value of life insurance	44,330	44,330	42,390	42,390
Federal Reserve Bank and Federal Home Loan Bank stock	14,385	14,385	10,430	10,430
Investment in real estate limited partnership	1,000	1,000	1,000	1,000
Accrued interest receivable	9,060	9,060	6,852	6,852

Financial liabilities:
Deposits	$1,572,882	$1,425,349	$1,500,059	$1,375,294
Short-term borrowings	11,369	11,369	16,265	16,265
Accrued interest payable	670	670	504	504
Junior subordinated deferrable interest debentures	53,611	53,611	53,611	53,611
Limited partnership capital commitment	143	143	861	861

Off-balance-sheet financial instruments:
Commitments to extend credit	$479,549	$479,549	$373,935	$373,935
Standby letters of credit	9,333	9,333	5,706	5,706

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

December 31, 2005 and 2004

(Dollars in thousands)

	2005	2004
ASSETS
Due from banks	$3,819	$3,233
Investment in Placer Sierra Bank	250,072	234,778
Investment in Placer Statutory Trust II	774	774
Investment in Placer Statutory Trust III	310	310
Investment in First Financial Bancorp Statutory Trust I	155	155
Investment in Southland Statutory Trust I	372	372
Cash surrender value of life insurance	915	607
Other assets	8,267	7,343

Total assets	$264,684	$247,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Other liabilities	$1,792	$2,320
Junior subordinated deferrable interest debentures	53,611	53,611

Total liabilities	55,403	55,931

Shareholders’ equity:
Common stock	160,596	157,834
Retained earnings	50,948	33,323
Accumulated other comprehensive (loss) income	(2,263)	484

Total shareholders’ equity	209,281	191,641

Total liabilities and shareholders’ equity	$264,684	$247,572

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENT OF INCOME

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Income:
Dividends declared by bank subsidiary—eliminated in consolidation	$12,500	$24,500	$9,000

Expenses:
Employee compensation	3,385	3,232	2,254
Professional services	1,431	795	817
Interest on junior subordinated deferrable interest debentures	3,457	1,974	1,770
Merger	—	573	—
Other expenses	1,629	906	561

Total expenses	9,902	7,480	5,402

Income before equity in undistributed income of subsidiary	2,598	17,020	3,598
Equity in undistributed income (loss) of subsidiary	18,041	(6,993)	9,564

Income before income taxes	20,639	10,027	13,162
Income tax benefit	4,163	2,992	2,168

Net income	$24,802	$13,019	$15,330

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$24,802	$13,019	$15,330
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net (income) loss of subsidiary	(18,041)	6,993	(9,564)
Stock-based compensation	—	38	—
Compensation expense recognized in connection with employee stock grants	—	—	206
Net decrease (increase) in cash surrender value of life insurance policies	3	(3)	6
Net decrease in due from affiliate	—	—	649
Net increase in other assets	(595)	(5,011)	(317)
Net (decrease) increase in other liabilities	(51)	577	(658)

Net cash provided by operating activities	6,118	15,613	5,652

Cash flows from investing activities:
Purchase of premises and equipment	(61)	—	—
Proceeds from the sale of investment securities available-for-sale	—	2	—
Cash paid for First Financial Bancorp, net of cash received	—	(45,878)	—
Investment in Placer Statutory Trust III	—	(310)	—
Deposit on single premium cash surrender value life insurance	(311)	(305)	(305)

Net cash used in investing activities	(372)	(46,491)	(305)

Cash flows from financing activities:
Exercise of stock options, including tax benefit	2,762	7,792	1,406
Initial public offering proceeds, net of issuance costs	—	7,167	—
Issuance of junior subordinated deferrable interest debentures	—	10,310	—
Repurchase of shares of dissenting minority shareholder	—	(32)	—
Proceeds from stock issued under stock purchase and grant agreements	—	—	850
Dividends paid	(7,922)	—	—

Net cash (used in) provided by financing activities	(5,160)	25,237	2,256

Net increase (decrease) in cash and cash equivalents	586	(5,641)	7,603
Cash and cash equivalents, beginning of year	3,233	8,874	1,271

Cash and cash equivalents, end of year	$3,819	$3,233	$8,874

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Quarter Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(Dollars in thousands, except per share data)
Interest income	$27,035	$25,853	$24,714	$23,429
Interest expense	5,147	4,615	4,207	3,545

Net interest income	21,888	21,238	20,507	19,884
Provision for the allowance for loan and lease losses	—	—	—	—

Net interest income after provision for the allowance for loan and lease losses	21,888	21,238	20,507	19,884

Non-interest income	4,351	4,471	4,104	3,463
Non-interest expense	14,923	14,657	14,534	14,924

Income before provision for income taxes	11,316	11,052	10,077	8,423
Provision for income taxes	4,431	4,406	3,976	3,253

Net income	6,885	6,646	6,101	5,170

Earnings per share:
Basic	$0.46	$0.44	$0.41	$0.35
Diluted	$0.45	$0.44	$0.40	$0.34

	Quarter Ended
	December 31, 2004	September 30, 2004	June 30, 2004 (1)	March 31, 2004
	(Dollars in thousands, except per share data)
Interest income	$19,564	$17,801	$16,977	$17,489
Interest expense	2,851	2,445	2,089	2,059

Net interest income	16,713	15,356	14,888	15,430
Provision for the allowance for loan and lease losses	—	—	40	520

Net interest income after provision for the allowance for loan and lease losses	16,713	15,356	14,848	14,910

Non-interest income	3,273	3,164	127	4,051
Non-interest expense	12,669	12,248	14,204	12,609

Income before provision for income taxes	7,317	6,272	771	6,352
Provision for income taxes	2,836	2,385	300	2,172

Net income	4,481	3,887	471	4,180

Earnings per share:
Basic	$0.30	$0.27	$0.03	$0.30
Diluted	$0.30	$0.27	$0.03	$0.30

(1)	During the second quarter of 2004, the Company acquired Southland Capital Co. which was accounted for as a combination of companies under common control similar to a pooling of interests. Accordingly, $2.3 million ($1.5 million after tax) of merger expenses associated with the acquisition and $3.8 million ($2.2 million after tax) of losses incurred upon the liquidation of the investment portfolio of Bank of Orange County were taken against income. Excluding these expenses, the Company’s earnings per share would have been higher by $0.26 per diluted share. The liquidation of the investment portfolio was part of the Company’s liquidity strategy to balance the liquidity and overall asset and liability position of Bank of Orange County and Placer Sierra Bank post merger.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. SUBSEQUENT EVENTS

Shelf Registration Statement

In December 2005, the Company filed a shelf registration statement relating to the offer of 7,222,379 shares held by California Community Financial Institution Fund Limited Partnership (the “Fund”), which was declared effective on December 23, 2005. On January 19, 2006, the Company and the Fund entered into an underwriting agreement relating to the sale of 5,000,000 shares of the Company’s common stock owned by the Fund at a price of $24.765 per share. The Fund granted the underwriters an option to purchase up to 750,000 additional shares solely to cover over-allotments for a period of 30 days from the date of the underwriting agreement. On February 7, 2006, the underwriters purchased an additional 250,000 shares.

Including the 250,000 shares purchased by the underwriters on February 7, 2006, the Fund sold for cash approximately 72.7% of its common stock ownership interest in the Company. The Fund’s ownership interest in the Company’s outstanding common stock as of February 7, 2006 declined from approximately 48.0% to approximately 13.1%.

Southwest Community Bancorp and Southwest Community Bank Acquisition

On February 15, 2006, the Company entered into an Agreement and Plan of Merger and Reorganization to acquire Southwest Community Bancorp and its subsidiary Southwest Community Bank, based in Carlsbad, California. At December 31, 2005, Southwest Community Bancorp had, on a consolidated basis, total assets of $656.5 million, total deposits of $594.1 million and total shareholders’ equity of $49.4 million. Pursuant to the Merger Agreement, each outstanding share of Southwest Community Bancorp common stock will be converted into, and each warrant to purchase Southwest Community Bancorp common stock will be converted into the right to purchase, a number of shares of the Company’s common stock based on the Company’s average stock price over a 20 trading day period prior to closing on the acquisition. The completion of the merger is subject to regulatory approval and the approval of the shareholders of both companies.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
2.1		Agreement and Plan of Merger and Reorganization, between the Registrant and Southwest Community Bancorp, dated February 15, 2006 (Exhibit 2.1 to Current Report on Form8-K filed with the SEC on February 21, 2006, and incorporated herein by this reference).

3.1		Amended and Restated Articles of Incorporation of the Registrant (Exhibit 3.1 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

3.2		Amended and Restated Bylaws of the Registrant (Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on April 25, 2005, and incorporated herein by this reference).

4.1		Specimen stock certificate representing shares of common stock of the Registrant (Exhibit 4.1 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.2		Indenture, dated as of December 18, 2001, between Placer Capital Co. II and State Street Bank and Trust Company of Connecticut, National Association (Exhibit 4.2 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.2	(a)	Amended and Restated Declaration of Trust of Placer Statutory Trust II, dated as of December 18, 2001, among State Street Bank and Trust Company of Connecticut, National Association, Placer Capital Co. II, and Ronald W. Bachli, J. Thomas Byrom and David E. Hooston, as Administrators (Exhibit 4.3. to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.2	(b)	Guarantee Agreement, dated as of December 18, 2001, between Placer Capital Co. II and State Street Bank and Trust Company of Connecticut, National Association (Exhibit 4.4 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.2	(c)	Floating Rate Junior Subordinated Deferrable Interest Debenture, dated December 18, 2001 by Placer Capital Co. II in favor of State Street Bank and Trust Company of Connecticut, National Association (Exhibit 4.5 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.2	(d)	Trustee Parent Guarantee, dated as of December 18, 2001, by State Street Bank and Trust Company for the benefit of persons listed therein (Exhibit 4.6 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.3		Indenture, dated as of December 18, 2001, between Southland Capital Co. and State Street Bank and Trust Company of Connecticut, National Association (Exhibit 4.7 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.3	(a)	Amended and Restated Declaration of Trust of Southland Statutory Trust I, dated as of December 18, 2001, among State Street Bank and Trust Company of Connecticut, National Association, Southland Capital Co., and Ronald W. Bachli, J. Thomas Byrom, and David E. Hooston, as Administrators (Exhibit 4.8 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.3	(b)	Guarantee Agreement, dated as of December 18, 2001, between Southland Capital Co. and State Street Bank and Trust Company of Connecticut, National Association (Exhibit 4.9 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

Exhibit Number		Description of Exhibit
4.3	(c)	Floating Rate Junior Subordinated Deferrable Interest Debenture, dated December 18, 2001 by Southland Capital Co. in favor of State Street Bank and Trust Company of Connecticut, National Association (Exhibit 4.10 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.3	(d)	Trustee Parent Guarantee, dated as of December 18, 2001, by State Street Bank and Trust Company for the benefit of persons listed therein (Exhibit 4.11 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.3	(e)	First Supplemental Indenture, dated as of June 17, 2004, between U.S. Bank National Association and the Registrant (Exhibit 4.12 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.4		Indenture, dated as of November 22, 2004 between the Registrant and Deutsche Bank Trust Company Americas (Exhibit 4.13 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.4	(a)	Amended and Restated Declaration of Trust of Placer Statutory Trust III, dated as of November 22, 2004 among Deutsche Bank Trust Company Americas, Placer Sierra Bancshares and Ronald W. Bachli, David E. Hooston and Judy J. Reithmeier as Administrative Trustees (Exhibit 4.14 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.4	(b)	Guarantee Agreement, dated as of November 22, 2004, between the Registrant and Deutsche Bank Trust Company Americas (Exhibit 4.15 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.4	(c)	Floating Rate Junior Subordinated Deferrable Interest Debenture, dated November 22, 2004 by the Registrant in favor of Deutsche Bank Trust Company (Exhibit 4.16 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.5		Indenture, dated as of March 26, 2002 between First Financial Bancorp and State Street Bank and Trust Company of Connecticut, National Association, as Trustee (Exhibit 4.17 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.5	(a)	Amended and Restated Declaration of Trust of First Financial Statutory Trust I, dated as of March 26, 2002, by and among State Street Bank and Trust Company of Connecticut, National Association, First Financial Bancorp and Benjamin R. Goehring, Weldon D. Schumacher and Leon J. Zimmerman as Administrators (Exhibit 4.18 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.5	(b)	Guarantee Agreement, dated as of March 26, 2002 between First Financial Bancorp and State Street Bank and Trust Company of Connecticut, National Association (Exhibit 4.19 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.5	(c)	Floating Rate Junior Subordinated Deferrable Interest Debenture, dated March 26, 2002 by First Financial Bancorp in favor of State Street Bank and Trust Company of Connecticut, National Association (Exhibit 4.20 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.5	(d)	First Supplemental Indenture, dated as of December 11, 2004 between U.S. Bank National Association (as successor-in-interest to State Street Bank and Trust Company of Connecticut, National Association) and Placer Sierra Bancshares (Exhibit 4.21 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

Exhibit Number	Description of Exhibit
4.5(e)	Appointment of Successor Administrators dated as of March 29, 2004 among the Registrant, David E. Hooston, James A. Sundquist and Angelee J. Harris and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company of Connecticut, National Association) (Exhibit 4.22 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.6	Amended and Restated Registration Rights Agreement, dated March 15, 2004, by and between California Community Financial Institutions Fund Limited Partnership (the “Fund”) and the Registrant (Exhibit 10.1 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.6(a)	Amendment No. 1 to Amended and Restated Registration Rights Agreement, dated as of June 28, 2004, between the Fund and the Registrant (Exhibit 10.41 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.6(b)	Amendment No. 2 to Amended and Restated Registration Rights Agreement, dated as of December 19, 2005 between the Fund and the Registrant (Exhibit 4.3 to Registration Statement on Form S-3 (File No. 333-130252), as amended filed with the SEC on December 9, 2005, and incorporated herein by this reference).

10.1	2002 Stock Option Plan of Southland Capital Co. (Exhibit 10.36 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.2	Amended and Restated 2002 Stock Option Plan of the Registrant (Exhibit 10.2 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.2(a)	Form of Nonstatutory Stock Option Agreement for the Amended and Restated 2002 Stock Option Plan of the Registrant (Exhibit 10.2. to Current Report on Form 8-K filed with the SEC on March 3, 2005, and incorporated herein by this reference).†

10.3	2004 Executive Incentive Compensation Plan of the Registrant (Exhibit 10.39 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.4	2005 Executive Incentive Bonus Plan of the Registrant (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on May 20, 2005, as amended on June 17, 2005, and incorporated herein by reference).†

10.5	Form of Indemnification Agreement (Exhibit 10.3 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.6	Supplemental Executive Retirement Plan, dated May 14, 2002, by the Registrant for benefit of Ronald W. Bachli (Exhibit 10.4 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.6(a)	Trust Agreement, dated May 14, 2002, between Borel Private Bank & Trust Company and the Registrant (Exhibit 10.5 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.6(b)	Restricted Stock Purchase and Grant Agreement, dated as of December 27, 2002, between Ronald W. Bachli and the Registrant (Exhibit 10.22 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

Exhibit Number	Description of Exhibit
10.6(c)	Employment Agreement, dated as of January 1, 2003, between Ronald W. Bachli and the Registrant (Exhibit 10.6 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.6(d)	Amendment to Employment Agreement, dated as of October 28, 2003, between Ronald W. Bachli and the Registrant (Exhibit 10.7 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.6(e)	Amendment to Employment Agreement, dated as of December 16, 2003, between Ronald W. Bachli and the Registrant (Exhibit 10.8 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.6(f)	Notice of Extension of Term of Employment Agreement, dated October 28, 2005, from the Board of Directors of the Registrant to Ronald W. Bachli (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on October 31, 2005, and incorporated herein by this reference)†

10.7	Stock Purchase and Grant Agreement, dated as of December 27, 2002, between David E. Hooston and the Registrant (Exhibit 10.23 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.7(a)	Employment Agreement, dated as of January 1, 2003, between David E. Hooston and the Registrant (Exhibit 10.10 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.7(b)	Amendment to Employment Agreement, dated as of October 28, 2003, between David E. Hooston and the Registrant (Exhibit 10.11 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.7(c)	Amendment to Employment Agreement, dated as of January 1, 2004, between David E. Hooston and the Registrant (Exhibit 10.12 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.7(d)	Amendment to Employment Agreement, dated as of October 26, 2004 between David E. Hooston and the Registrant (Exhibit 10.17 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).†

10.7(e)	Notice of Extension of Term of Employment Agreement dated October 28, 2005, from the Board of Directors of the Registrant to David E. Hooston (Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on October 31, 2005, and incorporated herein by reference).†

10.8	Stock Purchase and Grant Agreement, dated as of October 28, 2003, between Randall E. Reynoso and the Registrant (Exhibit 10.24 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.8(a)	Amended and Restated Employment Agreement, dated January 1, 2006, between Randall Reynoso and the Registrant (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 23, 2005, and incorporated herein by reference).†

10.8(b)	Placer Sierra Bank 2003 Executive Incentive Compensation Plan for Randall E. Reynoso (Exhibit 10.25 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.9	Employment Agreement, dated as of October 28, 2003, between James A. Sundquist and the Registrant (Exhibit 10.15 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.9(a)	Placer Sierra Bank 2003 Executive Incentive Compensation Plan for James A. Sundquist (Exhibit 10.26 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

Exhibit Number		Description of Exhibit
10.10		Employment Agreement, dated as of January 1, 2003, between Robert H. Muttera and Placer Sierra Bank (Exhibit 10.16 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.10	(a)	Amendment to Employment Agreement, dated as of October 28, 2003, between Robert H. Muttera and Placer Sierra Bank (Exhibit 10.17 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.10	(b)	Placer Sierra Bank 2003 Executive Incentive Compensation Plan for Robert H. Muttera (Exhibit 10.27 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.10	(c)	Consulting and Non-Solicitation Agreement, dated as of December 22, 2005, between Robert H. Muttera and Placer Sierra Bank (Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on December 23, 2005, and incorporated herein by reference).†

10.11		Employment Agreement, dated as of October 15, 2003, between K. Lynn Matsuda and Placer Sierra Bank (Exhibit 10.19 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.12		Employment Agreement, dated May 17, 2004, between Ken E. Johnson and Placer Sierra Bank (Exhibit 10.42 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.12	(a)	Amendment to Employment Agreement dated October 26, 2004 between Ken E. Johnson and the Registrant (Exhibit 10.31 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).†

10.13		Employment Agreement, dated as of June 21, 2004, between Kevin Barri and Placer Sierra Bank (Exhibit 10.40 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.14		Employment Agreement, dated January 1, 2005 between Marshall V. Laitsch and Placer Sierra Bank (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 6, 2005, and incorporated herein by reference).†

10.15		Employment Agreement, dated January 24, 2005 between Angelee J. Harris and the Registrant (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 28, 2005, and incorporated herein by reference).†

10.16		Employment Agreement, dated as of April 22, 2005, between Robert C. Campbell and the Registrant (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on April 25, 2005, and incorporated herein by reference).†

10.17		Employment Agreement and Agreement for Severance Pay, dated as of September 1, 2003, between Harvey Ferguson and Placer Sierra Bank (Exhibit 10.20 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.17	(b)	Release Agreement, dated as of January 2, 2004, between Harvey Ferguson and Placer Sierra Bank (Exhibit 10.21 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.18		Executive Supplemental Compensation Agreement dated August 2, 1999 by and between Bank of Lodi and Allen R. Christenson (Exhibit 10.49 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).†

Exhibit Number		Description of Exhibit
10.19		Executive Supplemental Compensation Agreement dated December 6, 1999 by and between Bank of Lodi and Robert H. Daneke (Exhibit 10.50 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).†

10.20		Amended and Restated Executive Supplemental Compensation Agreement dated April 3, 1998 by and between Bank of Lodi and Leon J. Zimmerman (Exhibit 10.51 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).†

10.21		Network Services Agreement, dated December 31, 2001, between U.S. Bank, N.A. and Placer Sierra Bank (Exhibit 10.29 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

10.21	(a)	Contract Amendment, dated November 11, 2003 to Network Service Agreement, between U.S. Bank, N.A. and Placer Sierra Bank (Exhibit 10.30 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

10.22		Network Services Agreement, dated December 31, 2001, between U.S. Bank, N.A. and Bank of Orange County (Exhibit 10.37 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

10.23		Agreement for Information Technology Services, dated December 21, 2000, between Aurum Technology, Inc. and the Registrant, as amended (Exhibit 10.31. to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference). ††

10.23	(a)	Partial Assignment and Assumption Agreement and Amendment, dated as of September 30, 2003, among Aurum Technology, Inc., Placer Sierra Bank and the Registrant (Exhibit 10.32 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).††

10.23	(b)	Addendum Number 23 to Agreement for Information Technology Services, dated as of December 31, 2005 between Aurum Technology, Inc. and Placer Sierra Bank (Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on October 31, 2005, and incorporated herein by reference).††

10.24		Information Technology Services Agreement, dated August 23, 2004, between Fidelity Information Services and Placer Sierra Bank (Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on October 31, 2005, and incorporated herein by reference).††

10.25		Office Lease between NNN Sacramento Corporate Center, LLC, a Virginia limited liability company, NNN Sacramento 1, LLC, NNN Sacramento 2, LLC, NNN Sacramento 3, LLC, NNN Sacramento 4, LLC, NNN Sacramento 5, LLC, NNN Sacramento 6, LLC, NNN Sacramento 7, LLC, NNN Sacramento 9, LLC, NNN Sacramento 10, LLC, NNN Sacramento 11, LLC, NNN Sacramento 12, LLC, NNN Sacramento 13, LLC, NNN Sacramento 14, LLC, NNN Sacramento 16, LLC NNN Sacramento 17, LLC, each a California limited liability company (collectively “Landlord”) and Placer Sierra Bank (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on March 3, 2005, and incorporated herein by this reference).

10.26		Lease, dated May 15, 1996, between Union Pacific Railroad Company and Placer Sierra Bank (Exhibit 10.34 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

10.27		Shareholder Agreement, dated as of April 30, 2004, between the Registrant and California Community Financial Institutions Fund Limited Partnership (Exhibit 10.35 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

Exhibit Number		Description of Exhibit
10.28		Form Voting Agreement by and between each of the directors of the Registrant and Southwest Community Bancorp (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on February 21, 2006, and incorporated herein by this reference).

10.28	(a)	Form Voting Agreement by and between each of the directors of Southwest Community Bancorp and the Registrant (Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on February 21, 2006, and incorporated herein by this reference).

10.28	(b)	Form of Non-Competition Agreement by and between the Registrant and certain of the directors of Southwest Community Bancorp (Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on February 21, 2006, and incorporated herein by this reference).

10.28	(c)	Form of Non-Solicitation Agreement by and between Registrant and certain of the executive officers of Southwest Community Bancorp or Southwest Community Bank (Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on February 21, 2006, and incorporated herein by this reference).

21.		Subsidiaries of the Registrant.

23.1		Consent of Perry-Smith LLP

23.2		Consent of KPMG LLP

31.1		Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit.

††	Filed in redacted form pursuant to a request for confidential treatment filed separately with the SEC.