Form 10-Q
period 2006-03-31
PLACER SIERRA BANCSHARES
filed 2006-05-09
CIK 1279410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☒    Non –accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2006 there were 15,096,778 shares of the registrant’s common stock outstanding.

ii

PART I—FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	March 31, 2006	December 31, 2005
ASSETS
Cash and due from banks	$61,227	$55,768
Federal funds sold	18,296	1,500

Cash and cash equivalents	79,523	57,268

Investment securities available-for-sale, at fair value	226,213	228,379
Federal Reserve Bank and Federal Home Loan Bank stock	14,476	14,385
Loans and leases held for investment, net of allowance for loan and lease losses of $16,565 at March 31, 2006 and $16,714 at December 31, 2005	1,399,628	1,358,772
Premises and equipment, net	24,609	25,288
Cash surrender value of life insurance	44,736	44,330
Goodwill	103,260	103,260
Other intangible assets, net	11,119	11,589
Accrued interest receivable and other assets, net	18,402	17,191

Total assets	$1,921,966	$1,860,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$494,879	$502,387
Interest bearing	1,131,915	1,070,495

Total deposits	1,626,794	1,572,882
Short-term borrowings	15,168	11,369
Accrued interest payable and other liabilities	13,432	13,319
Junior subordinated deferrable interest debentures	53,611	53,611

Total liabilities	1,709,005	1,651,181

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 25,000,000 shares authorized; none issued or outstanding at March 31, 2006 or December 31, 2005	—	—
Common stock, no par value, 100,000,000 shares authorized, 15,081,654 (including 29,135 shares of restricted stock) and 15,042,981 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	160,921	160,596
Retained earnings	54,670	50,948
Accumulated other comprehensive loss, net of taxes	(2,630)	(2,263)

Total shareholders’ equity	212,961	209,281

Total liabilities and shareholders’ equity	$1,921,966	$1,860,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Interest income:
Interest and fees on loans and leases held for investment	$24,622	$20,766
Interest on interest bearing deposits with other banks	—	1
Interest and dividends on investment securities:
Taxable	2,527	2,373
Tax-exempt	183	163
Interest on federal funds sold	301	126

Total interest income	27,633	23,429

Interest expense:
Interest on deposits	5,662	2,751
Interest on short-term borrowings	102	34
Interest on junior subordinated deferrable interest debentures	1,036	760

Total interest expense	6,800	3,545

Net interest income	20,833	19,884
Provision for the allowance for loan and lease losses	—	—

Net interest income after provision for the allowance for loan and lease losses	20,833	19,884

Non-interest income:
Service charges and fees on deposit accounts	1,830	1,725
Referral and other loan-related fees	732	518
Increase in cash surrender value of life insurance	406	414
Debit card and merchant discount fees	300	283
Revenues from sales of non-deposit investment products	196	191
Loan servicing income	100	133
Other	126	199

Total non-interest income	3,690	3,463

Non-interest expense:
Salaries and employee benefits	8,301	7,598
Occupancy and equipment	2,063	2,050
Other	5,082	5,276

Total non-interest expense	15,446	14,924

Income before provision for income taxes	9,077	8,423
Provision for income taxes	3,550	3,253

Net income	$5,527	$5,170

Earnings per share:
Basic	$0.37	$0.35
Diluted	$0.36	$0.34

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended March 31, 2006
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2005	15,042,981	$160,596	$50,948	$(2,263)	$209,281
Comprehensive income:
Net income			5,527		5,527
Net change in unrealized loss on investment securities available-for-sale, net of tax				(367)	(367)

Total comprehensive income					5,160

Stock options exercised, including tax benefit	9,538	151			151
Restricted stock awarded	29,135	—			—
Restricted stock award compensation expense		34			34
Stock option compensation expense		140			140
Cash dividends declared ($0.12 per share)			(1,805)		(1,805)

Balance, March 31, 2006	15,081,654	$160,921	$54,670	$(2,630)	$212,961

	Three Months Ended March 31, 2005
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2004	14,877,056	$157,834	$33,323	$484	$191,641
Comprehensive income:
Net income			5,170		5,170
Net change in unrealized gain (loss) on investment securities available-for-sale, net of tax				(2,316)	(2,316)

Total comprehensive income					2,854

Stock options exercised, including tax benefit	18,028	282			282
Cash dividends declared ($0.12 per share)			(1,786)		(1,786)

Balance, March 31, 2005	14,895,084	$158,116	$36,707	$(1,832)	$192,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$5,527	$5,170
Adjustments to reconcile net income to net cash provided by operations:
Accretion of investment security discounts/premiums, net	(35)	(32)
Amortization of other intangible assets	470	649
Decrease in deferred loan fees, net	(354)	(99)
Depreciation and amortization	796	784
Dividends received on FHLB and FRB stock	(91)	—
Stock-based compensation	174	—
Tax benefit on stock based compensation	(73)	—
Deferred income taxes	(271)	163
Increase in cash surrender value of life insurance	(406)	(414)
Net increase in accrued interest receivable and other assets	(613)	(594)
Net increase (decrease) in accrued interest payable and other liabilities	196	(1,423)

Net cash provided by operating activities	5,320	4,204

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(493)	(1,974)
Proceeds from calls and maturities of investment securities available-for-sale	2,000	27,337
Proceeds from principal repayments of investment securities available-for-sale	—	110
Net increase in loans and leases held for investment	(41,358)	(140)
Proceeds from recoveries of charged-off loans	856	722
Purchases of premises and equipment	(117)	(699)
Investment in limited partnership	(83)	—

Net cash (used in) provided by investing activities	(39,195)	25,356

Cash flows from financing activities:
Net increase in demand, interest bearing and savings deposits	46,760	14,064
Net increase in time deposits	7,152	40,687
Net increase (decrease) in short-term borrowings	3,799	(1,718)
Dividends paid	(1,805)	(2,531)
Exercise of stock options, including tax benefit	151	282
Tax benefit on stock based compensation	73	—

Net cash provided by financing activities	56,130	50,784

Net increase in cash and cash equivalents	22,255	80,344
Cash and cash equivalents, beginning of period	57,268	39,616

Cash and cash equivalents, end of period	$79,523	$119,960

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

NOTE 1—BASIS OF PRESENTATION

Consolidation and Basis of Presentation

The interim condensed consolidated financial statements include the accounts of Placer Sierra Bancshares (the Company) and the consolidated accounts of its wholly-owned subsidiary, Placer Sierra Bank (PSB). All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The financial statements reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the remainder of the year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

For financial reporting purposes, the Company’s investments in Placer Statutory Trust III, Placer Statutory Trust II, Southland Statutory Trust I and First Financial Bancorp Statutory Trust I are accounted for under the equity method and are included in other assets in the unaudited condensed consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by the trusts are reflected on the Company’s unaudited condensed consolidated balance sheet.

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

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options and restricted stock, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options and restricted stock in computing diluted EPS.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computation is as follows (dollars in thousands, except per share data):

	For the Three Months Ended March 31,
	2006	2005
Basic
Net income	$5,527	$5,170
Weighted average shares outstanding	15,047,255	14,887,729
Earnings per share - basic	$0.37	$0.35

Diluted
Net income	$5,527	$5,170
Weighted average shares outstanding	15,292,683	15,197,096
Earnings per share - diluted	$0.36	$0.34

Nonvested restricted stock is not included in the computation of basic earnings per share until vested. For the three months ended March 31, 2006, 29,135 shares of nonvested restricted stock are not included in the computation of basic earnings per share.

For the three months ended March 31, 2006 and 2005, 166,250 and 140,000 shares of common stock issuable under stock option agreements, respectively, were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. In addition, 29,135 shares of common stock issuable under restricted stock agreements were not included in the computation of diluted earnings per share for the three months ended March 31, 2006 because their effect would be anti-dilutive.

NOTE 3 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company currently has two stock option plans, the Placer Sierra Bancshares 2002 Amended and Restated Stock Option Plan and the Southland Capital Co. 2002 Stock Option Plan. Options in the Southland Capital Co. plan have been converted into options to purchase shares of the Company and no additional options will be granted under this plan. The Placer Sierra Bancshares 2002 Amended and Restated Stock Option Plan permits the grant of nonstatutory stock options, incentive stock options, stock appreciation rights and restricted stock awards. The Company has granted both nonstatutory stock options and restricted stock awards to date. At March 31, 2006, grants outstanding combined with shares available for future grants totaled 2,124,197 shares under these plans. The shares available for grant may be granted to anyone eligible to participate in the plan. The plan requires that the price may not be less than the fair market value of the Company’s common stock at the date of grant. The options under the plans expire on dates determined by a committee of the Board of Directors, but not later than ten years from the date of grant. The vesting period is generally four or five years; however, the vesting period can be modified at the discretion of a committee of the Company’s Board of Directors. Outstanding options under the plans are exercisable until their expiration. In the event of a change in control, under certain conditions, all options, stock appreciation rights and restricted stock awards become immediately vested. In addition, participants holding restricted stock awards may be granted the right to exercise full voting rights with respect to those shares and may be credited with dividends paid with respect to the underlying shares, if a committee of the Board of Directors so determines. The Company issues new shares of common stock upon exercise of stock options and stock appreciation rights and issuance of restricted stock.

Adoption of SFAS 123 (R)

Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principals Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. No stock-based employee compensation cost was recognized for options granted for the three months ended March 31, 2005 in the unaudited condensed consolidated statement of income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), Share-Based Payment (SFAS 123 (R)), using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments vesting during 2006 that were granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments vesting during 2006 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before provision for income taxes and net income for the three months ended March 31, 2006, was $140,000 and $81,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Diluted earnings per share for the three months ended March 31, 2006 had the Company not adopted SFAS 123(R) would have been $0.01 higher than if the Company had continued to account for share-based compensation under APB 25, while basic earnings per share would have been unchanged.

SFAS 123 (R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows. The $73,000 excess tax benefits classified as a financing cash inflow for the quarter ended March 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123 (R).

Determining Fair Value

Valuation and Amortization Method - The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term – The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on the “simplified” method as outlined in Staff Accounting Bulletin (“SAB”) No. 107, when using the Black-Scholes option-pricing formula to determine the fair value of options granted, since the Company’s common stock has been publicly traded for less than two years. Under this method, the expected term is determined by adding the vesting term to the original contractual term and dividing by two.

Expected Volatility - Since the Company’s common stock has been publicly traded for a shorter period than the expected term for the options, the Company uses the trading history of the common stock of a Company identified peer group in determining an estimated volatility factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

Expected Dividend – The Company estimates the expected dividend based on the historical experience of dividends declared per year, giving consideration for any anticipated changes and the estimated stock price over the expected term based on historical experience when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black-Scholes option pricing formula on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term as the expected term of the option.

Estimated Forfeitures - When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.

Pro Forma

The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods (dollars in thousands, except per share data):

For the Three Months Ended March 31, 2005
Net income, as reported	$5,170
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(54)

Pro forma net income	$5,116

Basic earnings per share – as reported	$0.35
Diluted earnings per share – as reported	$0.34
Basic earnings per share – pro forma	$0.34
Diluted earnings per share – pro forma	$0.34

The fair value of the options granted during the three months ended March 31, 2006 and 2005 are noted below and were based on the Black-Scholes option-pricing formula with the following assumptions:

	For the Three Months Ended March 31,
	2006	2005
Dividend yield	1.50%	1.50%
Expected volatility	25.00%	25.00%
Risk-free interest rate	4.62%	3.89%
Expected option life	4.50 years	5.00 years
Weighted average grant-date fair value of options granted during the period	$6.82	$6.26

Stock Option Compensation Expense

The compensation cost that has been charged against income for stock options was $140,000 for the three months ended March 31, 2006. The total income tax benefit recognized in the income statement for stock options was $59,000 for the three months ended March 31, 2006.

As required by SFAS 123 (R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Management has estimated the forfeiture rate to be approximately zero for the remaining nonvested options.

At March 31, 2006, the total compensation cost related to nonvested stock option awards granted to employees under the Company’s stock option plans but not yet recognized was $1.9 million. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This cost is expected to be recognized over a weighted average remaining period of 1.8 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of shares vested during the quarter ended March 31, 2006 and 2005 was $288,000 and $4,000, respectively.

Stock Option Activity

A summary of the option activity in the Placer Sierra Bancshares 2002 Amended and Restated Stock Option Plan is as follows:

	For the Three Months Ended March 31,
	2006			2005
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	705,472	$16.99		591,031	$12.40

Options granted	61,000	$27.27		183,000	$25.27
Options exercised	(3,510)	$9.00		(8,874)	$9.00
Options canceled	(625)	$9.00		—	$—

Options outstanding, end of period	762,337	$17.85	7.34	765,157	$15.52

Options exercisable, end of period	377,606	$12.35	6.63	338,317	$9.28

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at March 31, 2006. The intrinsic value of options outstanding and exercisable relating to the above stock option plan was $8.2 million and $6.1 million, respectively, as of March 31, 2006. During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of options exercised relating to the above stock option plan was $60,000 and $150,000, respectively.

A summary of the activity in the Southland Capital Co. 2002 Stock Option Plan is as follows:

	For the Three Months Ended March 31,
	2006			2005
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	243,261	$7.82		308,976	$7.82

Options granted	—	$—		—	$—
Options exercised	(6,028)	$7.82		(9,154)	$7.82
Options canceled	(3,595)	$7.82		—	$—

Options outstanding, end of period	233,638	$7.82	5.83	299,822	$7.82

Options exercisable, end of period	219,019	$7.82	5.77	250,602	$7.82

The intrinsic value of options outstanding and exercisable relating to the above stock option plan was $4.8 million and $4.5 million, respectively, as of March 31, 2006. During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of options exercised relating to the above stock option plan was $112,000 and $165,000, respectively.

In addition to the above plans, during 2002 stock options for 47,897 shares were granted to past directors and a former executive officer of PSB. No additional options have subsequently been granted outside the above plans. During the three months ended March 31, 2005, no options were exercised or canceled. As of March 31, 2005, a total of 18,921 options were outstanding and exercisable related to these grants. All of these options had either been exercised or cancelled as of December 31, 2005.

Cash received from stock option exercises under all stock option plans for the three months ended March 31, 2006 and 2005 was $79,000 and $152,000, respectively. The actual tax benefit realized for the tax deductions from stock option exercises under all stock option plans totaled $72,000 and $130,000 for the three months ended March 31, 2006 and 2005, respectively.

Restricted Common Stock Awards

On March 14, 2006, the Company granted 29,135 shares of restricted common stock to selected executive officers, which had a fair market value of $27.78 per share on the date of grant. These restricted common stock awards vest in two equal installments, on the first and second anniversaries of the grant date. The participants granted these restricted common stock awards were granted the right to dividend payments with respect to the underlying shares but were not granted voting rights on nonvested shares. The Company maintains voting rights on the nonvested restricted stock. As of March 31, 2006, 29,135 shares of restricted stock are outstanding, nonvested and expected to vest.

The compensation cost that has been charged against income for restricted stock awards was $34,000 for the three months ended March 31, 2006. The total income tax benefit recognized in the income statement for restricted stock awards was $14,000 for the three months ended March 31, 2006.

At March 31, 2006, the total compensation cost related to nonvested restricted common stock but not yet recognized was $776,000. Restricted common stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of approximately 1.9 years and will be adjusted for subsequent changes in estimated forfeitures. The intrinsic value of restricted common stock outstanding was $832,000 as of March 31, 2006.

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

Cerritos Valley Dissenters

The Company was served with an appeal brief in February 2006, which appealed the judgment and satisfaction of judgment filed and entered by the Superior Court of the State of California for the County of Orange in a litigation matter, Bank of Orange County v. Azar. et al. The litigation matter involves Bank of Orange County, a division of PSB. Bank of Orange County v. Azar, et al, was originally filed on November 18, 2003. On June 23, 2005, Bank of Orange County received a notice of entry of judgment and satisfaction of judgment with respect to this matter. The litigation relates to a number of Cerritos Valley Bank shareholders who exercised their statutory right pursuant to Chapter 13 of the California Corporations Code to dissent from the 2002 merger of Cerritos Valley Bank with and into Bank of Orange County. Rather than accept the merger consideration of $9.79 per share of common stock paid to Cerritos Valley Bank shareholders who did not dissent from the merger, the dissenting shareholders claimed that the fair market value of their shares of common stock was $25.76 per share. Prior to consummation of the merger, Bank of Orange County deposited the sum of approximately $3.8 million with the exchange agent for the merger, representing $9.79 per share multiplied by the number of shares held by dissenting shareholders.

In January 2004, Bank of Orange County and the dissenting shareholders entered into a settlement agreement, which provided that the fair market value of the shares would be determined by an appraisal process. Under the terms of the agreement, each party’s appraiser valued the shares. After conducting the appraisal, each appraiser reached a different dollar amount. Because the difference between the two amounts exceeded a specified range, the settlement agreement provided that a third appraiser be selected by the two other appraisers, to determine the fair market value of the Cerritos Valley Bank common stock. The third appraiser determined that the fair market value of the shares held by the dissenting shareholders was $5.95. Based on the $5.95 valuation, Bank of Orange County paid the dissenting shareholders approximately $2.2 million. On June 20, 2005, the Superior Court of the State of California in Orange County entered judgment stating that the amount the Bank paid to the dissenting shareholders represented full satisfaction of both the settlement agreement and all amounts owed by Bank of Orange County pursuant to Chapter 13 of the California Corporations Code.

The appeal brief was filed in February 2006 by dissenting shareholders that hold a majority of the Cerritos Valley Bank common stock shares involved in the litigation. Shareholders holding the remaining Cerritos Valley Bank common stock shares involved in the litigation are not participating in the appeal. Bank of Orange County intends to continue to vigorously defend this action and plans to file a response to the appeal brief during the second quarter of 2006.

Financial Instruments with Off-Balance-Sheet Risk

PSB is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the condensed consolidated balance sheet.

PSB’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. PSB uses the same credit policies in making commitments and letters of credit as it does for loans and leases included in the condensed consolidated balance sheet.

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	March 31, 2006	December 31, 2005
Commitments to extend credit	$481,005	$479,549
Standby letters of credit	$10,549	$9,333

Commitments to extend credit consist primarily of unfunded home equity lines of credit, single-family residential and commercial real estate construction loans, and commercial revolving lines of credit. Home equity lines of credit are secured by deeds of trust, are limited by our loan policy to no more than $500,000 and are generally limited to a combined loan to value of 80%, although borrowers with the highest credit scores can borrow up to 85%. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without ever being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by PSB to guarantee the performance of a customer to a third party. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not considered to be material for recognition as a liability as of March 31, 2006 or December 31, 2005. The Company recognizes these fees as revenue over the term of the commitment, or when the commitment is used. Standby letters of credit are generally issued for one year or less and secured by certificates of deposit or are issued as sub-features under existing revolving credit commitments.

NOTE 5—COMPREHENSIVE INCOME

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive loss that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive loss. Total comprehensive income and the components of accumulated other comprehensive loss for the three months ended March 31, 2006 are presented net of taxes in the unaudited condensed consolidated statement of changes in shareholders’ equity and comprehensive income. Total comprehensive income for the three months ended March 31, 2006 and 2005 was $5.2 million and $2.9 million, respectively.

The components of other comprehensive loss are as follows (dollars in thousands):

	Before Tax	Tax Benefit	After Tax
For the Three Months Ended March 31, 2006
Other comprehensive loss:
Unrealized holding losses	$(694)	$327	$(367)
Less: reclassification adjustment for net gains included in net income	—	—	—

Total other comprehensive loss	$(694)	$327	$(367)

For the Three Months Ended March 31, 2005
Other comprehensive loss:
Unrealized holding losses	$(3,936)	$1,620	$(2,316)
Less: reclassification adjustment for net gains included in net income	—	—	—

Total other comprehensive loss	$(3,936)	$1,620	$(2,316)

NOTE 6 – PENDING ACQUISITION

Southwest Community Bancorp and Southwest Community Bank Acquisition

On February 15, 2006, the Company entered into an Agreement and Plan of Merger and Reorganization to acquire Southwest Community Bancorp (Southwest) and its subsidiary Southwest Community Bank, based in Carlsbad, California. At March 31, 2006, Southwest had, on a consolidated basis, total assets of $648.5 million, total deposits of $583.1 million and total shareholders’ equity of $54.0 million. Pursuant to the Merger Agreement, each outstanding share of Southwest common stock will be converted into, and each warrant to purchase Southwest common stock will be converted into the right to purchase, a number of shares of the Company’s common stock based on an exchange ratio. The exchange ratio will be equal to the quotient obtained by dividing a “per share price” by the Company’s average stock price over a 20 trading day period prior to closing of the acquisition (the “average price”). The “per share price” will be equal to the quotient obtained by dividing $175,000,000 (plus the aggregate exercise price of all options and warrants outstanding at the time of the merger agreement and exercised prior to the closing and the aggregate exercise price of all warrants to purchase Southwest common stock outstanding at the closing) by the sum of (i) the number of outstanding shares of Southwest common stock outstanding immediately prior to the closing (exclusive of any options exercised between the date of the merger agreement and the closing), (ii) the number the number of shares of Southwest common stock subject to warrants outstanding immediately prior to the closing and (iii) the number of outstanding options to purchase Southwest common stock as of the date of the merger agreement (less any options which expire pursuant to their terms between the date of the merger agreement and the closing). The Company will assume all outstanding Southwest warrants, which will then become warrants to purchase our common stock based on the same exchange ratio. Any options to purchase Southwest common stock which are not exercised prior to consummation of the merger will be canceled for no consideration. The completion of the merger is subject to regulatory approval and the approval of the shareholders of both companies.

NOTE 7—RECENT ACCOUNTING DEVELOPMENTS

Accounting for Servicing of Financial Assets

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS 156, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date. SFAS 156 permits an entity to reclassify certain available-for-sale securities to trading securities provided that they are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities subsequently measured at fair value. The provisions of SFAS 156 are effective for an entity as of the beginning of its first fiscal year that begins after September 15, 2006. Management has not completed its evaluation of the impact that SFAS 156 will have.

NOTE 8—SUBSEQUENT EVENTS

On April 27, 2006, the Company declared a common stock cash dividend of $0.12 per share for the second quarter of 2006. The dividend will be payable on or about May 25, 2006 to its shareholders of record on May 12, 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Placer Sierra Bancshares and its subsidiaries operates, projections of future performance, expectations concerning our proposed acquisition of Southwest Community Bancorp, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to: governmental approvals for the acquisition of Southwest Community Bancorp may not be obtained or adverse regulatory conditions may be imposed in connection with governmental approvals of our proposed merger with Southwest Community Bancorp our shareholders or the Southwest Community Bancorp shareholders may fail to provide the required approvals to consummate the merger factors may occur which result in a condition to the acquisition of Southwest Community Bancorp not being satisfied; planned acquisitions (including the proposed merger with Southwest Community Bancorp) and relative cost savings cannot be fully realized within the expected time frame; the integration of acquired businesses, including Southwest Community Bancorp, takes longer or is less successful than expected; revenues following the proposed merger with Southwest Community Bancorp are lower than expected; potential or actual litigation relating to us or the proposed merger with Southwest Community Bancorp occurs; factors occur which result in a condition to the proposed merger with Southwest Community Bancorp not being met; and other factors discussed under Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2005 and our other current and periodic filings with the Securities and Exchange Commission. We do not undertake and specifically disclaim any obligation to update such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Overview

Who We Are

We are the bank holding company for Placer Sierra Bank (the bank), a California state-chartered commercial bank. Our bank conducts a portion of its banking business through the following divisions: Sacramento Commercial Bank, Bank of Lodi and Bank of Orange County. The bank has one active subsidiary, Central Square Company, Inc., which derives its commission income from a third-party provider of non-deposit investment products.

We own 100% of Placer Sierra Bank and 100% of the common stock of Placer Statutory Trust II, Placer Statutory Trust III, Southland Statutory Trust I and First Financial Bancorp Trust I. The trusts were formed for the exclusive purpose of issuing and selling trust preferred securities. For financial reporting purposes our investments in the trusts are not consolidated.

Pending Southwest Community Bancorp and Southwest Community Bank Acquisition

On February 15, 2006, we entered into an Agreement and Plan of Merger and Reorganization to acquire Southwest Community Bancorp (Southwest) and its subsidiary Southwest Community Bank, based in Carlsbad California. Under the merger agreement, at closing, each outstanding share of Southwest common stock will be converted into, and each warrant to purchase Southwest common stock will be converted into the right to purchase, a number of shares of our common stock based on an exchange ratio. The exchange ratio will be equal to the quotient obtained by dividing a “per share price” by our average common stock price over a 20 trading day period prior to closing of the acquisition (the “average price”). The “per share price” will be equal to the quotient obtained by dividing $175,000,000 (plus the aggregate exercise price of all options and warrants outstanding at the time of the merger agreement and exercised prior to the closing and the aggregate exercise price of all warrants to purchase Southwest common stock outstanding at the closing) by the sum of (i) the number of outstanding shares of Southwest common stock outstanding immediately prior to the closing (exclusive of any options exercised between the date of the merger agreement and the closing), (ii) the number the number of shares of Southwest common stock subject to warrants outstanding immediately prior to the closing and (iii) the number of outstanding options to purchase Southwest common stock as of the date of the merger agreement (less any options which expire pursuant to their terms between the date of the merger agreement and the closing). We will assume all outstanding Southwest warrants, which will then become warrants to purchase our common stock based on the same exchange ratio. Any options to purchase Southwest common stock which are not exercised prior to consummation of the merger will be canceled for no consideration.

The completion of the merger is subject to various customary conditions, including receipt of requisite governmental approvals and the approval of our shareholders and Southwest’s shareholders. At March 31, 2006, Southwest Community Bancorp had, on a consolidated basis, total assets of $648.5 million, total deposits of $583.1 million, and total shareholders’ equity of $54.0 million.

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

Critical Accounting Policies

Our accounting policies are integral to understanding the financial results reported. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are appropriate and consistently applied from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. We have identified our policy for the allowance for loan and lease losses, our estimate of the fair value of financial instruments, our policy for deferred income taxes and our valuation of goodwill as critical accounting policies. Please see the section entitled “Allowance for Loan and Lease Losses” for a discussion related to this policy. Our significant accounting policies and practices are described in further detail in Note 2 to our Consolidated Financial Statements filed with our Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

Key Performance Indicators

The following sections contain tables and data setting forth certain statistical information about us for the three months ended March 31, 2006 and 2005. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2006 and 2005 included herein, and our audited consolidated financial statements and notes thereto for the year ended December 31, 2005, filed with our Annual Report on Form 10-K.

As of March 31, 2006, we had total assets of $1.922 billion, total loans and leases held for investment, net of deferred fees and costs, of $1.416 billion, total deposits of $1.627 billion and shareholders’ equity of $213.0 million. For the three months ended March 31, 2006 average earning assets were $1.652 billion, average loans and leases held for investment, net of deferred fees and costs, were $1.383 billion, and average deposits were $1.594 billion. As of March 31, 2006, 15,081,654 shares of our common stock were outstanding, including 29,135 shares of nonvested restricted stock, having a book value per share of $14.12.

For the three months ended March 31, 2006, we recorded net income of $5.5 million, or $0.36 per share, on a diluted basis and for the three months ended March 31, 2005, we recorded net income of $5.2 million, or $0.34 per share on a diluted basis.

The following table presents our key performance indicators on a GAAP basis for the three months ended March 31, 2006 and 2005 and the basis for calculating these indicators:

	For the Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except per share data)
Net interest income	$20,833	$19,884
Non-interest income	3,690	3,463

	24,523	23,347
Provision for the allowance for loan and lease losses	—	—
Non-interest expense	15,446	14,924
Provision for income taxes	3,550	3,253

Net income	$5,527	$5,170

Average assets	$1,896,540	$1,803,758
Average shareholders’ equity	$211,261	$191,840
Share Information:
Weighted average shares outstanding – basic	15,047,255	14,887,729
Weighted average shares outstanding – diluted	15,292,683	15,197,096
Profitability Measures:
GAAP earnings per share – basic	$0.37	$0.35
GAAP earnings per share – diluted	$0.36	$0.34
GAAP return on average assets	1.18%	1.16%
GAAP return on average shareholders’ equity	10.61%	10.93%
GAAP efficiency ratio	62.99%	63.92%

Accounting Change

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) using the modified prospective transition method. As required by SFAS 123(R), in the first quarter of 2006 the Company began expensing stock options. Prior to the adoption of SFAS 123(R), the Company accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. In accordance with APB 25, no stock based compensation cost related to stock option plans was reflected in net income for the three months ended March 31, 2005 as all options granted under these stock option plans had an exercise price of not less than the fair market value of the underlying common stock on the date of grant.

At March 31, 2006, the total compensation cost related to nonvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was $1.9 million. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.8 years and will be adjusted for subsequent changes in estimated forfeitures.

As a result of this accounting change, the Company is utilizing other stock-based compensation arrangements, such as restricted stock, in addition to stock options as part of the overall compensation strategy for executive management.

The Company believes that the presentation of its operating earnings excluding the effects of SFAS 123(R) on 2006 earnings is important to gaining an understanding of the financial performance of its core banking operations. Accordingly, the following table shows operating earnings, exclusive of the impact of SFAS 123(R), which is a non-GAAP basis presentation of the Company’s key performance indicators for the three months ended March 31, 2006 and comparative amounts as reported for the three months ended March 31, 2005. The following table illustrates the effect on net income and earnings per share if the Company had not applied the fair value recognition provisions of SFAS No. 123(R), to stock-based compensation.

	For the Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except per share data)
Net income	$5,527	$5,170
Stock option compensation expense, net of tax	81	—

Operating earnings	$5,608	$5,170

Profitability Measures:
Operating earnings per share – basic	$0.37	$0.35
Operating earnings per share – diluted	$0.37	$0.34
Operating return on average assets	1.20%	1.16%
Operating return on average shareholders’ equity	10.77%	10.93%
Operating efficiency ratio	62.41%	63.92%

Net income for the three months ended March 31, 2006 was $5.5 million, or $0.36 per diluted share. Net income for the three months ended March 31, 2005 was $5.2 million, or $0.34 per diluted share. Return on average assets for the three months ended March 31, 2006 was 1.18%, compared to 1.16% for the same period of 2005. Return on average equity for the three months ended March 31, 2006 was 10.61%, compared to 10.93% for the same period of 2005.

Net interest income for the three months ended March 31, 2006 was $20.8 million, an increase of 4.8% over net interest income of $19.9 million in the same period of 2005. The increase in net interest income reflects the growth in average interest earning asset balances of 6.5% for the first quarter of 2006 compared to the first quarter of 2005, offset by a decline in the Company’s net interest margin to 5.11% for the first quarter of 2006 compared to 5.20% for the same period of 2005. The decline in the Company’s net interest margin is primarily the result of an increase in the cost of interest bearing liabilities, principally deposits, which exceeded the pace of increases in yields on interest earning assets. The cost of deposits increased principally due to increased rates paid on interest bearing deposits during the quarter in order to attract funding to support loan growth. As short-term market rates rose over the previous eighteen months, the Company did not proportionally increase interest rates paid on most deposit categories other than certificates of deposit. Accordingly, the increase in the rates paid on deposits had a greater effect on the change in the net interest margin during the three months ended March 31, 2006, than if the Company had increased rates proportionally throughout the previous eighteen months.

Total non-interest income for the three months ended March 31, 2006 was $3.7 million, compared to $3.5 million for the same period of 2005. The increase in non-interest income is the result of an increase in service charges and fees on deposit accounts, resulting from the growth in deposits and the Company’s revised deposit fee structure initiated in May 2005 and an increase in referral and other loan-related fees, principally attributable to an increase in commercial real estate loans referred to third parties.

The efficiency ratio is a measure of how effective we are at managing our non-interest expense dollars. A lower or declining ratio indicates improving efficiency. The efficiency ratio for the three months ended March 31, 2006 was 62.99%, compared to 63.92% for the same period of 2005. The improvement in the efficiency ratio in the first quarter of 2006 compared to the same period of 2005 is primarily due to a 5.0% rate of growth in total net interest income plus non-interest income when compared to a 3.5% rate of growth in total non-interest expense in the first quarter of 2006 from the first quarter of 2005.

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

While short-term market rates have increased over the past eighteen months, the Company’s net interest margin decreased to 5.11% for the three months ended March 31, 2006 compared to 5.20% for the same period of 2005, rather than increase as would have been expected based on our asset sensitive balance sheet. The decline in the Company’s net interest margin is primarily the result of an increase in the cost of interest bearing liabilities during the three months ended March 31, 2006, principally deposits, which exceeded the pace of increases in yields on interest earning assets, as discussed above.

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

	For the Three Months Ended March 31, 2006			For the Three Months Ended March 31, 2005
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans and leases held for investment (1) (2) (3)	$1,383,375	$24,622	7.22%	$1,292,276	$20,766	6.52%
Investment securities:
Taxable	208,919	2,338	4.54%	209,992	2,244	4.33%
Tax-exempt (1)	17,729	183	4.19%	18,658	163	3.54%
Federal funds sold	27,414	301	4.45%	19,865	126	2.57%
Interest bearing deposits with other banks	—	—	0.00%	125	1	3.24%
Other earning assets (4)	14,400	189	5.32%	10,430	129	5.02%

Total interest earning assets	1,651,837	27,633	6.78%	1,551,346	23,429	6.12%
Non-interest earning assets:
Cash and due from banks	60,432			70,752
Other assets	184,271			181,660

Total assets	$1,896,540			$1,803,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Interest bearing demand	$228,702	$298	0.53%	$256,515	$217	0.34%
Money market	328,075	2,036	2.52%	270,779	600	0.90%
Savings	157,460	172	0.44%	181,066	154	0.34%
Time certificates of deposit	389,023	3,156	3.29%	331,209	1,780	2.18%

Total interest bearing deposits	1,103,260	5,662	2.08%	1,039,569	2,751	1.07%
Short-term borrowings	21,011	102	1.97%	15,691	34	0.88%
Long-term debt	53,611	1,036	7.84%	53,611	760	5.75%

Total interest bearing liabilities	1,177,882	6,800	2.34%	1,108,871	3,545	1.30%
Non-interest bearing liabilities:
Demand deposits	490,687			485,395
Other liabilities	16,710			17,652

Total liabilities	1,685,279			1,611,918
Shareholders’ equity	211,261			191,840

Total liabilities and shareholders’ equity	$1,896,540			$1,803,758

Net interest income		$20,833			$19,884

Net interest margin (5)			5.11%			5.20%

(1)	Yields on loans and leases and tax exempt securities have not been adjusted to a tax-equivalent basis because the impact is not material.
(2)	Average non-accrual loans and leases of $2.5 million and $2.7 million for the three months ended March 31, 2006 and 2005, respectively, are included in the yield computations.
(3)	Interest income includes net deferred loan and lease fees and costs of $356,000 and $332,000 for the three months ended March 31, 2006 and 2005, respectively.
(4)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5)	Net interest margin is computed by dividing annualized net interest income by total average earning assets.

The following table shows the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
	Net Change	Rate	Volume	Mix
	(Dollars in thousands)
Interest income:
Loans and leases held for investment	$3,856	$2,235	$1,464	$157
Investment securities available-for-sale:
Taxable	94	106	(11)	(1)
Tax-exempt	20	30	(8)	(2)
Federal funds sold	175	92	48	35
Interest bearing deposits with other banks	(1)	—	(1)	—
Other earning assets	60	8	49	3

Total interest income	4,204	2,471	1,541	192
Interest expense:
Interest bearing demand	81	117	(24)	(12)
Money market	1,436	1,080	127	229
Savings	18	44	(20)	(6)
Time certificates of deposit	1,376	907	311	158
Short-term borrowings	68	42	12	14
Long-term debt	276	276	—	—

Total interest expense	3,255	2,466	406	383

Net interest income	$949	$5	$1,135	$(191)

Net interest income increased 4.8%, or $949,000, to $20.8 million for the first quarter of 2006, from $19.9 million for the same period of 2005. Average earning assets increased 6.5%, or $100.5 million, to $1.652 billion for the first quarter of 2006, from $1.551 billion for the same period of 2005. Average loans and leases held for investment, net of deferred fees and costs, increased by 7.0%, or $91.1 million, to $1.383 billion for the first quarter of 2006, from $1.292 billion for the same period of 2005. Average core deposits (all deposit categories other than time certificates of deposit) increased 0.9%, or $11.2 million, to $1.205 billion for the first quarter of 2006, from $1.194 billion for the same period of 2005. Core deposits at March 31, 2006 include one relationship-based customer with balances of $52.8 million that was short-term in nature and was priced competitively to a certificate of deposit. If that deposit had been categorized as a certificate of deposit, average core deposits would have decreased 1.5%, or $18.2 million, to $1.176 billion for the first quarter of 2006.

The net interest margin for the three months ended March 31, 2006 decreased to 5.11%, from 5.20% for the same period in 2005, primarily attributable to an increase in the cost of total interest bearing liabilities to 2.34% for the three months ended March 31, 2006, from 1.30% for the same period in 2005, which was greater than the increase in yields on total interest earning assets to 6.78% for the three months ended March 31, 2006, from 6.12% for the same period in 2005.

Interest income increased 17.9%, or $4.2 million, to $27.6 million for the first quarter of 2006, from $23.4 million for the same period of 2005. Average loans and leases held for investment, net of deferred fees and costs, yielded 7.22% for the first quarter of 2006, compared to 6.52% for the same period of 2005. The increase in the yields on average loans and leases primarily reflects the impact of loans that re-priced during a period of rising short-term interest rates. The yield on investment securities increased to 4.51% for the first quarter of 2006, from 4.27% for the same period of 2005.

Interest expense on all interest bearing liabilities increased 91.8%, or $3.3 million, to $6.8 million for the first quarter of 2006, from $3.5 million in the same period of 2005. Total average interest bearing liabilities increased 6.2%, or $69.0 million, to $1.178 billion for the first quarter of 2006, from $1.109 billion for the same period of 2005. The cost of our interest bearing liabilities increased to 2.34% for the first quarter of 2006, from 1.30% for the same period of 2005. This increase was the result of an increase in deposit rates paid on all deposit types in the first quarter of 2006, as well as higher rates paid on short-term borrowings and junior subordinated deferrable interest debentures. Interest rates on junior subordinated deferrable interest debentures reset quarterly and are based on the 90-day LIBOR plus a margin.

Interest expense on interest bearing deposits increased 105.8%, or $2.9 million, to $5.7 million for the first quarter of 2006, from $2.8 million for the same period of 2005. The increase is primarily attributable to an increase in deposit rates paid on all deposit types in the first quarter of 2006. A substantial percentage of our funding sources are non-interest bearing demand deposits, which represented approximately 30.8% of average total deposits for the first quarter of 2006, a decrease from 31.8% for the same period of 2005. The decrease in the percentage of non-interest bearing demand deposits to total deposits along with higher rates paid on deposits increased our overall cost of deposits to 1.44% for the first quarter of 2006, from 0.73% for the same period of 2005. As a percentage of average total deposits, time certificates of deposit increased to 24.4% for the first quarter of 2006, from 21.7% for the same period of 2005.

Provision for Loan and Lease Losses

The provision for loan and lease losses is a charge against earnings of the period. The provision is that amount required to maintain the allowance for loan and lease losses at a level which, in management’s judgment, is appropriate based on loan and lease losses inherent in the loan and lease portfolio.

Management determined there was no provision for loan and lease losses required for the three months ended March 31, 2006 given the quality of the loan portfolio. In the three months ended March 31, 2006, we experienced loan and lease charge-offs of $1.0 million and recoveries of $856,000, compared to loan and lease charge-offs of $184,000 and recoveries of $722,000 for the same period of 2005. Non-performing loans and leases as a percentage of total loans and leases held for investment were 0.09% at March 31, 2006, 0.22% at December 31, 2005 and 0.24% at March 31, 2005.

There were no other changes in loan and lease concentrations or terms during the periods indicated which significantly effected the provision or allowance for loan and lease losses.

Non-Interest Income

The following table summarizes non-interest income by category for the periods indicated:

	For the Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Service charges and fees on deposit accounts	$1,830	$1,725
Referral and other loan-related fees	732	518
Increase in cash surrender value of life insurance	406	414
Debit card and merchant discount fees	300	283
Revenues from sales of non-deposit investment products	196	191
Loan servicing income	100	133
Other	126	199

Total non-interest income	$3,690	$3,463

Selected ratios:
Total non-interest income to average total assets, annualized	0.79%	0.78

Non-interest income increased 6.6%, or $227,000, to $3.7 million for the first quarter of 2006, from $3.5 million for the same period of 2005.

Service charges and fees on deposit accounts increased 6.1%, or $105,000, to $1.8 million for the first quarter of 2006, from $1.7 million for the same period of 2005, resulting from a growth in deposits and the Company’s revised fee structure initiated in May 2005. Referral and other loan related fees increased 41.3%, or $214,000, to $732,000 for the first quarter of 2006, from $518,000 for the same period of 2005, primarily due to an increase in commercial real estate loans referred to third parties. Referral fees are highly transactional in nature and subject to volatility from period to period based on the number of loans referred in a given period. Loan servicing income, increase in cash surrender value of life insurance and other non-interest income decreased from the third quarter of 2005, while debit card and merchant discount fees increased.

Other non-interest income decreased 36.7%, or $73,000, to $126,000 for the three months ended March 31, 2006 from $199,000 for the same period in 2005, primarily due to a $63,000 reimbursement in 2005 of prior year expenses incurred in connection with estimated environmental remediation costs. There was no such amount in 2006.

Non-Interest Expense

The following table summarizes non-interest expense by category for the periods indicated:

	For the Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$8,301	$7,598
Occupancy and equipment	2,063	2,050
Data and item processing	1,330	1,381
Professional fees	663	586
Communication and postage	567	633
Administration	491	530
Amortization of core deposit intangible	470	649
Advertising and business development	343	286
Loan-related costs	246	237
Stationery and supplies	198	354
Other	774	620

Total non-interest expense	$15,446	$14,924

Selected ratios:
Total non-interest expense to average total assets, annualized	3.30%	3.36%

Non-interest expense increased 3.5%, or $522,000, to $15.4 million for the first quarter of 2006, from $14.9 million for the same period of 2005.

Salaries and employee benefits expense increased 9.3%, or $703,000, to $8.3 million for the first quarter of 2006, from $7.6 million for the same period in 2005. This increase is the result of a $484,000 increase in incentive compensation plans that support our growth strategy, $140,000 in stock option compensation expense, resulting from the adoption of SFAS 123(R) as of January 1, 2006, $34,000 in restricted stock compensation expense due to the grant of restricted stock to certain executives and a $185,000 severance payment to a former employee. The increase was offset by a $373,000 increase in deferred loan costs, which reduces salaries expense in the period which the loan is boarded, primarily due to an increase in the number of loans boarded in the first quarter of 2006 compared to 2005 and an increase in the amount deferred for each loan based on an independent evaluation of the cost per loan which was effective January 1, 2006.

Data and item processing, communication and postage, administration, amortization of core deposit intangible, loan-related costs, and stationery and supplies expense all decreased from the first quarter of 2005, while occupancy and equipment, professional fees, advertising and business development and loan-related costs all increased. Professional fees increased 13.1%, or $77,000, to $663,000 for the first quarter of 2006 from $586,0000 for the same period of 2005 principally due to $141,000 of consulting fees paid to the Company’s former Chief Credit Officer. Other non-interest expense increased 24.8%, or $154,000, to $774,000 for the first quarter of 2006, from $620,000 for the same period in 2005 as a result of $124,000 of recruiting fees paid in connection with restructuring the Company’s credit administration function and expanding the Company’s team of business development officers, as well as an increase in third party payments made by us for banking related services on behalf of business customers and an increase in recruiting efforts.

Provision for Income Taxes

Our statutory income tax rate is approximately 42.1%, representing a blend of the statutory Federal income tax rate of 35.0% and the California income tax rate of 10.8%. Due to the nontaxable nature of income from municipal securities, enterprise zone interest, and bank owned life insurance and the effect of the housing tax credit our actual effective income tax rate was 39.1% and 38.6% for the three months ended March 31, 2006 and 2005, respectively.

Financial Condition

Our total assets at March 31, 2006 were $1.922 billion, an increase of 3.3%, compared to $1.860 billion at December 31, 2005. Our earning assets at March 31, 2006 totaled $1.675 billion, an increase of 3.4%, compared to $1.620 billion at December 31, 2005. Total deposits at March 31, 2006 were $1.627 billion, an increase of 3.4%, compared to $1.573 billion at December 31, 2005.

Loans and Leases Held for Investment

The following table presents the balance of each major category of loans and leases held for investment at the end of each of the periods indicated:

	As of March 31, 2006		As of December 31, 2005
	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands)
Loans and leases held for investment
Real estate – mortgage	$1,029,246	72.5%	$990,362	71.9%
Real estate – construction	211,605	14.9	207,078	15.0
Commercial	149,104	10.5	147,830	10.7
Agricultural	3,645	0.3	5,779	0.4
Consumer	12,181	0.9	11,703	0.8
Leases receivable and other	12,755	0.9	15,431	1.2

Total gross loans and leases held for investment	1,418,536	100.0%	1,378,183	100.0%

Less: allowance for loan and lease losses	(16,565)		(16,714)
Deferred loan and lease fees, net	(2,343)		(2,697)

Total net loans and leases held for investment	$1,399,628		$1,358,772

Gross loans and leases held for investment increased 2.9%, or $40.4 million, to $1.418 billion at March 31, 2006, from $1.378 billion at December 31, 2005. We experienced increases of $38.9 million in real estate mortgages, $4.5 million in real estate in construction, $1.3 million in commercial and $478,000 in consumer partially offset by decreases of $2.1 million and $2.7 million in agricultural, and leases receivable and other loans respectively. While we recorded $173.6 million of new loan commitments during the three months ended March 31, 2006, we also experienced early loan payoffs of $70.6 million.

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

Real Estate – Mortgage

The category of real estate – mortgage at March 31, 2006 totaled $1.029 billion and was comprised 63.2% of loans collateralized by commercial real estate and 36.8% of loans collateralized by 1-4 family real estate.

We set limitations on our exposure in commercial real estate lending activities and employ monitoring tools and reporting consistent with sound industry practices. We segment our commercial real estate mortgage and construction loan portfolio into low-to-moderate risk and higher risk loan categories and limit the aggregate of higher risk commercial real estate mortgage and construction loans outstanding to no more than 350% of the sum of the bank’s Tier 1 capital plus the allowance for loan and lease losses; at March 31, 2006, this ratio was 253%. We further limit our total commercial real estate loans to no more than 600% of the sum of the bank’s Tier 1 capital plus the allowance for loan and lease losses; at March 31, 2006, this ratio was 531%. Commercial real estate mortgages generally require debt service coverage ratios of 120% or greater and loan to value ratios of not more than 75%.

During the first quarter of 2006, we stress tested all non-owner occupied commercial real estate mortgage term loans with outstanding balances of $750,000 or greater. Prior to stress testing, the tested loans had a current weighted average debt service coverage ratio of 1.93%. After shocking the portfolio for a 200 basis point rate increase, the debt service coverage ratio of the tested loans decreased to 1.84%. Alternatively, an assumed 15% decrease in net operating income (falling rents and/or rising vacancies) caused the debt service coverage ratio of the tested loans to decrease to 1.65%. Combining both events caused the ratio to decrease to 1.58%. The tested loans had a weighted average loan to value of 56.73%. Based on this stress testing, management has concluded that the bank’s commercial real estate mortgage loan portfolio could withstand such shocks reasonably well.

The portfolio of loans collateralized by 1-4 family residential real estate is comprised 60.3% of loans supported by first liens and 39.7% of loans supported by junior liens (primarily home equity lines of credit, or “HELOCs”). First lien loans are generally underwritten in accordance with FNMA/FHLMC guidelines for loans eligible for sale in the secondary mortgage market. The majority of HELOCs are limited to a combined loan to value of 80%, although borrowers with the highest credit scores can borrow up to 85%. Individual HELOCs are generally limited by our loan policy to no more than $500,000.

Real Estate – Construction

The category of real estate - construction at March 31, 2006 totaled $211.6 million, approximately 30% of which was comprised of loans to owner-occupants constructing their own residences. These loans are generally 30 year loans which include an interest only period during construction. Underwriting of these loans is generally done in accordance with FNMA/FHLMC guidelines for loans eligible for sale in the secondary mortgage market. The remaining 70% of real estate – construction was comprised of residential and commercial loans for a variety of property types to owner occupants, investors and developers. Our underwriting guidelines for these construction loans set minimum borrower equity and pre-leasing requirements for commercial projects and generally limit the number of units ahead of sales for residential projects.

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

	As of March 31, 2006	As of December 31, 2005
	(Dollars in thousands)
Non-accrual loans and leases, not restructured	$1,280	$3,063
Accruing loans and leases past due 90 days or more	—	—
Restructured loans and leases	—	—

Total non-performing loans and leases (NPLs)	1,280	3,063
OREO	—	—

Total non-performing assets (NPAs)	$1,280	$3,063

Selected ratios:
NPLs to total loans and leases held for investment	0.09%	0.22%
NPAs to total assets	0.07%	0.16%

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

The following table presents the changes in our allowance for loan and lease losses for the periods indicated:

	As of or for the Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$16,714	$16,200
Charge-offs:
Real estate – mortgage	—	40
Real estate – construction	—	—
Commercial	7	89
Agricultural	—	—
Consumer	29	55
Leases receivable and other	969	—

Total	1,005	184

Recoveries:
Real estate – mortgage	2	74
Real estate – construction	—	—
Commercial	78	635
Agricultural	—	—
Consumer	7	3
Leases receivable and other	769	10

Total	856	722

Net loan and lease (charge-offs) recoveries	(149)	538
Provision for the allowance for loan and lease losses	—	—

Balance at end of period	$16,565	$16,738

Loans and leases held for investment, net of deferred fees and costs	$1,416,193	$1,294,319
Average loans and leases held for investment	$1,383,375	$1,292,276
Non-performing loans and leases	$1,280	$3,046
Selected ratios:
Net (charge-offs) recoveries to average loans and leases held for investment	(0.04)%	0.17%
Provision for the allowance for loan and lease losses to average loans and leases held for investment	0.00%	0.00%
Allowance for loan and lease losses to loans and leases held for investment at end of period	1.17%	1.29%
Allowance for loan and lease losses to non-performing loans and leases at end of period	1294.14%	549.51%

Investment Securities Available-for-Sale

The carrying value of our investment securities available-for-sale decreased 0.9%, or $2.2 million, to $226.2 million, from $228.4 million at December 31, 2005. Our portfolio of investment securities consists primarily of U.S. Government agency securities and obligations of states and political subdivisions.

We manage our investment portfolio principally to provide liquidity and balance our overall interest rate risk. To a lesser extent, we manage our investment portfolio to provide earnings with a view to minimizing credit risk.

The carrying value of our portfolio of investment securities at March 31, 2006 and December 31, 2005 was as follows:

	Fair Value
	As of March 31, 2006	As of December 31, 2005
	(Dollars in thousands)
U.S. Treasury securities	$493	$1,995
U.S. Government agencies	204,191	204,727
Obligations of states and political subdivisions	17,659	17,712
Other securities	3,870	3,945

Total available-for-sale investment securities	$226,213	$228,379

Deposits

The following table presents the balance of each major category of deposits at the dates indicated:

	As of March 31, 2006		As of December 31, 2005
	Amount	% of Deposits	Amount	% of Deposits
	(Dollars in thousands)
Non-interest bearing deposits	$494,879	30.4%	$502,387	31.9%
Interest bearing deposits:
Interest bearing demand	224,537	13.8	223,932	14.3
Money market	355,474	21.9	289,497	18.4
Savings	151,809	9.3	164,123	10.4
Time, under $100	209,235	12.9	211,029	13.4
Time, $100 or more	190,860	11.7	181,914	11.6

Total interest bearing deposits	1,131,915	69.6	1,070,495	68.1

Total deposits	$1,626,794	100.0%	$1,572,882	100.0%

Non-interest bearing deposits decreased 1.5%, or $7.5 million, to $494.9 million, while total deposits increased 3.4%, or $53.9 million, to $1.627 billion as of March 31, 2006 from December 31, 2005. The growth in total deposits primarily occurred in money market accounts and in time certificates of deposits of $100,000 or more, which grew 22.8% and 4.9%, respectively, for the three months ended March 31, 2006. The increase in money market accounts is primarily due to the receipt of large deposits that were short-term in nature and priced competitively to a certificate of deposit from one relationship-based customer. As of March 31, 2006, this customer accounted for $52.8 million of the balance in money market accounts. At December 31, 2005, this customer did not have significant balances in money market accounts.

Short-Term Borrowings

We enter into sales of securities under agreements to repurchase which are short term in nature. Short-term borrowings increased 33.4%, or $3.8 million, to $15.2 million as of March 31, 2006, from $11.4 million at December 31, 2005.

Junior Subordinated Deferrable Interest Debentures

We own the common stock of four business trusts that have issued $52.0 million in trust preferred securities fully and unconditionally guaranteed by us. The entire proceeds of each respective issuance of trust preferred securities were invested by the separate business trusts into junior subordinated deferrable interest debentures issued by us, with identical maturity, repricing and payment terms as the respective issuance of trust preferred securities. The aggregate amount of junior subordinated debentures issued by us is $53.6 million, with the maturity dates for the respective debentures ranging from 2031 through 2034. We may redeem the respective junior subordinated deferrable interest debentures earlier than the maturity date, with certain of the debentures being redeemable beginning in 2006 and others being redeemable beginning in 2007 and 2009. For more information about the trust preferred securities and the debentures see Note 11 to our Notes to Consolidated Financial Statements filed with our Annual Report on Form 10-K for the year ended December 31, 2005.

Capital Resources

Our primary source of capital has been the retention of net income. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk. Shareholders’ equity at March 31, 2006 increased to $213.0 million from $209.3 million at December 31, 2005. The holding company declared dividends of $0.12 per common share for the quarter totaling $1.8 million.

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

The regulatory capital guidelines as well as the actual capital ratios for Placer Sierra Bank and us as of March 31, 2006 are as follows:

Leverage Ratio
Placer Sierra Bancshares and Subsidiaries	8.8%
Minimum regulatory requirement	4.0%

Placer Sierra Bank	8.2%
Minimum requirement for “Well-Capitalized” institution	5.0%
Minimum regulatory requirement	4.0%

Tier 1 Risk-Based Capital Ratio
Placer Sierra Bancshares and Subsidiaries	10.4%
Minimum regulatory requirement	4.0%

Placer Sierra Bank	9.7%
Minimum requirement for “Well-Capitalized” institution	6.0%
Minimum regulatory requirement	4.0%

Total Risk-Based Capital Ratio
Placer Sierra Bancshares and Subsidiaries	11.6%
Minimum regulatory requirement	8.0%

Placer Sierra Bank	10.8%
Minimum requirement for “Well-Capitalized” institution	10.0%
Minimum regulatory requirement	8.0%

As of March 31, 2006, we exceeded each of the minimum capital requirements and the bank exceeded each of the capital requirements to be considered “well-capitalized.” We own the common stock of four trusts that have issued $52.0 million of trust preferred securities. These securities are currently included in our Tier 1 capital for purposes of determining our Leverage, Tier 1 and Total Risk-Based capital ratios. Beginning June 30, 2009, we will be required to use a more restrictive formula to determine the amount of trust preferred securities that may be included in regulatory Tier 1 capital. At that time, we will be allowed to include in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which generally is defined as shareholders’ equity, less goodwill and any related deferred income tax liability. The regulations currently in effect only limit the amount of trust preferred securities that may be included in Tier 1 capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier 1 capital ratios would remain above the regulatory minimum had the modification of the capital regulations been in effect at March 31, 2006. For more information about the proposed regulations see our Annual Report on Form 10-K for the year ended December 31, 2005 “Item 1. BUSINESS. Supervision and Regulation.”

Contractual Obligations

Our significant contractual obligations and significant commitments at December 31, 2005 are included in our Annual Report on Form 10-K for the year ended December 31, 2005. Since December 31, 2005, our commitments to extend credit have increased from $479.5 million to $481.0 million and our standby letters of credit have increased from $9.3 million to $10.5 million. For more information see Note 4 to our Unaudited Condensed Consolidated Financial Statements in this quarterly report. There were no other significant changes to our contractual obligations.

Liquidity

Management believes that the level of primary and secondary sources of liquidity is sufficient to meet our current and presently anticipated funding needs on a consolidated basis.

Placer Sierra Bancshares

On a stand-alone basis, we rely on dividends from the bank as our main source of liquidity. There are statutory and regulatory provisions that limit the ability of the bank to pay dividends to the holding company. Under such restrictions, the amount available for payment of dividends to the holding company totaled $14.2 million at March 31, 2006. However, such amount is further restricted due to the fact that the bank must keep a certain amount of capital in order to be “well capitalized.” Accordingly, the amount available for payment of dividends to the holding company by the bank for the bank to remain “well capitalized” immediately thereafter totaled $12.2 million at March 31, 2006. We do not believe these restrictions will adversely impact the holding company’s ability to meet its ongoing cash obligations.

Placer Sierra Bank

The bank relies on deposits as the principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Management attempts to maintain a loan-to-deposit ratio (total loans held for sale plus total loans and leases held for investment to total deposits) below 90% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold, investment securities not pledged as collateral less funds purchased from the Federal Home Loan Bank of San Francisco expressed as a percentage of total deposits) above 15%. The loan-to-deposit ratio was 86.83% at March 31, 2006 and 87.24% at December 31, 2005. The liquidity ratio was 15.45% as of March 31, 2006 and 14.94% at December 31, 2005.

Our deposits tend to be cyclical, with slower growth at the beginning of each year and increasing growth over the balance of the year. In addition, while occasional fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity, we have not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

Based upon our existing business plan, management believes that the level of liquid assets is sufficient to meet the bank’s current and presently anticipated funding needs. Liquid assets of the bank represented approximately 13.11% of total assets at March 31, 2006 and 12.74% at December 31, 2005. If the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of Federal funds, sales of securities under agreements to repurchase, sales of loans, discount window borrowings from the Federal Reserve Bank and $157.8 million under a line of credit with the Federal Home Loan Bank of San Francisco at March 31, 2006, could be employed to meet those current and presently anticipated funding needs.

Our liquidity may be impacted negatively, however, by several other factors, including expenses associated with unforeseen or pending litigation and seasonal fluctuations of deposits.

Qualitative and Quantitative Disclosures About Market Risk

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

Interest rate risk is addressed by our Asset Liability Management Committee, or the ALCO, which is comprised of certain members of our senior management and three holding company board members that are independent directors as such term is used under the rules and regulations of the Nasdaq Stock Market. The ALCO monitors interest rate risk by analyzing the potential impact on the net portfolio of equity value and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to maintain the potential impact on net portfolio of equity value and net interest income within acceptable ranges despite changes in interest rates.

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

Market risk sensitive instruments are generally defined as derivatives and other financial instruments. At March 31, 2006 and December 31, 2005, we had not used any derivatives to alter our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank stock, investment securities, bank-owned life insurance, deposits, short term borrowings and junior subordinated deferrable interest debentures. At March 31, 2006, our interest-sensitive assets totaled approximately $1.675 billion while interest-sensitive liabilities totaled approximately $1.201 billion. At December 31, 2005, we had approximately $1.620 billion in interest-sensitive assets and approximately $1.135 billion in interest-sensitive liabilities.

The yield on interest-sensitive assets and the cost of interest-sensitive liabilities for the three months ended March 31, 2006 was 6.78% and 2.34%, respectively, compared to 6.12% and 1.30%, respectively, for the three months ended March 31, 2005. The increase in the yield on interest-sensitive assets is the result of the rising interest rate environment with yields on loans and leases held for investment, investment securities and federal funds sold increasing. The increase in the cost of our interest sensitive liabilities is primarily the result of higher rates paid on deposit products. As the short-term market rates increased over the previous eighteen months, we did not proportionately increase interest rates paid on deposits. Accordingly, the increase in rates paid on deposits had a greater effect on the change in cost of interest sensitive liabilities during the three months ended March 31, 2006, than if we had increased rates proportionately throughout the previous eighteen months. The increase in the cost of our interest sensitive liabilities is also the result of higher interest paid on short-term borrowings and junior subordinated deferrable interest debentures.

Our interest sensitive assets and interest sensitive liabilities had estimated fair values of $1.675 billion and $1.130 billion, respectively, at March 31, 2006. At December 31, 2005, those amounts were $1.639 billion and $1.065 billion, respectively.

We evaluated the results of our net interest income simulation and market value of equity model prepared as of March 31, 2006 for interest rate risk management purposes. Overall, the model results indicate that our interest rate risk sensitivity is within limits set by the Board of Directors and our balance sheet is slightly asset sensitive. An asset sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would generally increase and during a falling interest rate environment, our net interest margin would generally decrease. As discussed above, for the first quarter of 2006, our net interest margin decreased even with our asset sensitive position.

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

As of March 31, 2006, the following table presents forecasted net interest income and net interest margin using a base market rate and the estimated change to the base scenario given immediate and sustained upward and downward movement in interest rates of 100 basis points and 200 basis points:

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base	Net Interest Margin Percent	Net Interest Margin Change (in basis points)
	(Dollars in thousands)
Up 200 basis points	$87,989	4.11%	5.30%	20
Up 100 basis points	$86,370	2.20%	5.21%	11
BASE CASE	$84,514	—%	5.10%	—
Down 100 basis points	$82,471	(2.42)%	4.97%	(13)
Down 200 basis points	$78,687	(6.89)%	4.74%	(36)

Our simulation results as of March 31, 2006 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates of 200 basis points would result in a 4.11% increase in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates of 200 basis points would result in a 6.89% decrease in net interest income over the next 12 months. The simulation results indicate that a 200 basis point upward shift in interest rates would result in a 20 basis point increase in our net interest margin, assuming all other variables remained unchanged. Conversely, a 200 basis point decline in interest rates would cause a 36 basis point decrease in our net interest margin.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Please see the section above titled “Quantitative and Qualitative Disclosures About Market Risk” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption “Quantitative and Qualitative Disclosures About Market Risk” filed with our Annual Report on Form 10-K for the year ended December 31, 2005. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 of this report regarding such forward-looking information.

ITEM 4. Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, as of the quarter ended March 31, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

During the quarter ended March 31, 2006, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls.

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

We were served with an appeal brief in February 2006, which appealed the judgment and satisfaction of judgment filed and entered by the Superior Court of the State of California for the County of Orange in a litigation matter, Bank of Orange County v. Azar. et al. The litigation matter involves Bank of Orange County, a division of our bank. Bank of Orange County v. Azar et al, was originally filed on November 18, 2003. On June 23, 2005, Bank of Orange County received a notice of entry of judgment and satisfaction of judgment with respect to this matter. The litigation relates to a number of Cerritos Valley Bank shareholders who exercised their statutory right pursuant to Chapter 13 of the California Corporations Code to dissent from the 2002 merger of Cerritos Valley Bank with and into Bank of Orange County. Rather than accept the merger consideration of $9.79 per share of common stock paid to Cerritos Valley Bank shareholders who did not dissent from the merger, the dissenting shareholders claimed that the fair market value of their shares of common stock was $25.76 per share. Prior to consummation of the merger, Bank of Orange County deposited the sum of approximately $3.8 million with the exchange agent for the merger, representing $9.79 per share multiplied by the number of shares held by dissenting shareholders.

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

The appeal brief was filed in February 2006 by dissenting shareholders that hold a majority of the Cerritos Valley Bank common stock shares involved in the litigation. Shareholders holding the remaining Cerritos Valley Bank common stock shares involved in the litigation are not participating in the appeal. Bank of Orange County intends to continue to vigorously defend this action and plans to file a response to the appeal brief during the second quarter of 2006.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “ITEM 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

PLACER SIERRA BANCSHARES

Dated: May 9, 2006	/s/ David E. Hooston
David E. Hooston Chief Financial Officer