Form 10-Q
period 2006-06-30
PLACER SIERRA BANCSHARES
filed 2006-08-08
CIK 1279410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer   ☐    Accelerated filer   ☒    Non –accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of August 2, 2006 there were 22,359,832 shares of the registrant’s common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	June 30, 2006	December 31, 2005
ASSETS

Cash and due from banks	$227,828	$55,768
Federal funds sold	80,917	1,500

Cash and cash equivalents	308,745	57,268

Interest bearing deposits with other banks	100	—
Investment securities available-for-sale, at fair value	250,960	228,379
Federal Reserve Bank and Federal Home Loan Bank stock	16,540	14,385
Loans held for sale	4,509	—
Loans and leases held for investment, net of allowance for loan and lease losses of $21,529 at June 30, 2006 and $16,714 at December 31, 2005	1,758,663	1,358,772
Premises and equipment, net	25,955	25,288
Cash surrender value of life insurance	54,639	44,330
Goodwill	216,465	103,260
Other intangible assets, net	23,821	11,589
Accrued interest receivable and other assets, net	35,573	17,191

Total assets	$2,695,970	$1,860,462

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$964,358	$502,387
Interest bearing	1,242,747	1,070,495

Total deposits	2,207,105	1,572,882
Short-term borrowings	12,291	11,369
Accrued interest payable and other liabilities	21,562	13,319
Junior subordinated deferrable interest debentures	63,603	53,611

Total liabilities	2,304,561	1,651,181
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 25,000,000 shares authorized; none issued or outstanding at June 30, 2006 or December 31, 2005	—	—
Common stock, no par value, 100,000,000 shares authorized, 22,359,832 (including 36,135 shares of restricted stock) and 15,042,981 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	336,976	160,596
Retained earnings	59,010	50,948
Accumulated other comprehensive loss, net of taxes	(4,577)	(2,263)

Total shareholders’ equity	391,409	209,281

Total liabilities and shareholders’ equity	$2,695,970	$1,860,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Interest on loans held for sale	$52	$—	$52	$—
Interest and fees on loans and leases held for investment	27,857	21,718	52,479	42,484
Interest on interest bearing deposits with other banks	—	1	—	2
Interest and dividends on investment securities:
Taxable	2,570	2,580	5,097	4,953
Tax-exempt	240	187	423	350
Interest on federal funds sold	255	228	556	354

Total interest income	30,974	24,714	58,607	48,143

Interest expense:
Interest on deposits	6,324	3,346	11,986	6,097
Interest on short-term borrowings	294	25	396	59
Interest on junior subordinated deferrable interest debentures	1,096	836	2,132	1,596

Total interest expense	7,714	4,207	14,514	7,752

Net interest income	23,260	20,507	44,093	40,391
Provision for the allowance for loan and lease losses	—	—	—	—

Net interest income after provision for the allowance for loan and lease losses	23,260	20,507	44,093	40,391

Non-interest income:
Service charges and fees on deposit accounts	2,017	2,006	3,847	3,731
Referral and other loan-related fees	924	1,018	1,656	1,536
Increase in cash surrender value of life insurance	425	430	831	844
Gain on sale of loans, net	405	—	405	—
Debit card and merchant discount fees	349	306	649	589
Revenues from sales of non-deposit investment products	317	175	513	366
Loan servicing income	39	105	139	238
Loss on sale of investment securities available-for-sale, net	—	(55)	—	(55)
Other	139	119	265	318

Total non-interest income	4,615	4,104	8,305	7,567

Non-interest expense:
Salaries and employee benefits	9,290	7,400	17,591	14,998
Occupancy and equipment	2,279	1,941	4,342	3,991
Other	6,142	5,193	11,224	10,469

Total non-interest expense	17,711	14,534	33,157	29,458

Income before provision for income taxes	10,164	10,077	19,241	18,500
Provision for income taxes	4,013	3,976	7,563	7,229

Net income	$6,151	$6,101	$11,678	$11,271

Earnings per share:
Basic	$0.37	$0.41	$0.73	$0.76
Diluted	$0.36	$0.40	$0.72	$0.74

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Six Months Ended June 30, 2006
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2005	15,042,981	$160,596	$50,948	$(2,263)	$209,281
Comprehensive income:
Net income			11,678		11,678
Net change in unrealized loss on investment securities available-for-sale, net of tax				(2,314)	(2,314)

Total comprehensive income					9,364

Stock options exercised, including tax benefit	51,806	809			809
Restricted stock awarded	36,135	—			—
Restricted stock award compensation expense		178			178
Stock option compensation expense		317			317
Stock issued, net of issuance costs	7,228,910	172,360			172,360
Warrants assumed, net of issuance costs		2,716			2,716
Cash dividends declared ($0.24 per share)			(3,616)		(3,616)

Balance, June 30, 2006	22,359,832	$336,976	$59,010	$(4,577)	$391,409

	Six Months Ended June 30, 2005
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2004	14,877,056	$157,834	$33,323	$484	$191,641
Comprehensive income:
Net income			11,271		11,271

Net change in unrealized gain (loss) on investment securities available-for-sale, net of tax				(492)	(492)

Total comprehensive income					10,779
Stock options exercised, including tax benefit	50,733	781			781
Cash dividends declared ($0.24 per share)			(3,577)		(3,577)

Balance, June 30, 2005	14,927,789	$158,615	$41,017	$(8)	$199,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$11,678	$11,271
Adjustments to reconcile net income to net cash provided by operations:
Accretion of investment security discounts/premiums, net	(70)	(73)
Accretion of fair value adjustment of loans acquired	(40)	—
Amortization of other intangible assets	1,024	1,298
Amortization of fair value adjustment of trust preferred securities acquired	(7)	—
Increase (decrease) in deferred loan fees, net	485	(160)
Depreciation and amortization	1,623	1,570
Dividends received on FHLB and FRB stock	(385)	(285)
Loss on sale of investment securities available-for-sale, net	—	55
Loss on sale of other real estate	—	22
Loss on disposal of premises and equipment	9	—
Gain on sale of loans held for sale, net	(405)	—
Proceeds from sale of loans held for sale	6,643	—
Stock-based compensation	495	—
Deferred tax benefit on stock based compensation	(208)	—
Deferred income taxes	(638)	(535)
Increase in cash surrender value of life insurance	(831)	(844)
Net decrease in accrued interest receivable and other assets	7,861	642
Net decrease in accrued interest payable and other liabilities	(669)	(5,287)

Net cash provided by operating activities	26,565	7,674

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(493)	(31,974)
Proceeds from the sale of investment securities available-for-sale	—	20,281
Proceeds from calls and maturities of investment securities available-for-sale	4,750	27,000
Proceeds from principal repayments of investment securities available-for-sale	—	148
Purchase of FHLB and FRB stock	(269)	(3,707)
Deposit on single premium cash surrender value life insurance	(292)	(292)
Net increase in loans and leases held for investment	(82,092)	(32,445)
Proceeds from recoveries of charged-off loans	954	1,325
Purchases of premises and equipment	(836)	(1,669)
Proceeds from sale of other real estate	—	635
Net decrease (increase) in interest bearing deposits with other banks	67	(2)
Investment in limited partnership	(174)	—
Net cash received in acquisition	233,114	—

Net cash provided by (used in) investing activities	154,729	(20,700)

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS-(Continued)

(Dollars in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from financing activities:
Net increase in demand, interest bearing and savings deposits	29,610	32,713
Net increase in time deposits	42,250	50,407
Net increase (decrease) in short-term borrowings	922	(2,817)
Dividends paid	(3,616)	(4,322)
Exercise of stock options, including tax benefit	809	781
Deferred tax benefit on stock based compensation	208	—

Net cash provided by financing activities	70,183	76,762

Net increase in cash and cash equivalents	251,477	63,736
Cash and cash equivalents, beginning of period	57,268	39,616

Cash and cash equivalents, end of period	$308,745	$103,352

Non-cash financing activities:
Fair value of common stock issued in acquisition, net	$172,360	$—
Fair value of warrants assumed in acquisition, net	$2,716	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2006 and 2005

NOTE 1—BASIS OF PRESENTATION

Consolidation and Basis of Presentation

The interim condensed consolidated financial statements include the accounts of Placer Sierra Bancshares (the Company) and the consolidated accounts of its wholly-owned subsidiary, Placer Sierra Bank (PSB). All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The financial statements reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the remainder of the year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

For financial reporting purposes, the Company’s investments in Placer Statutory Trust III, Placer Statutory Trust II, Southland Statutory Trust I, First Financial Bancorp Statutory Trust I and Southwest Community Statutory Trust I are accounted for under the equity method and are included in other assets in the unaudited condensed consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by the trusts are reflected on the Company’s unaudited condensed consolidated balance sheet.

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

Material estimates that are particularly susceptible to significant changes in the near-term, among other things, include the determination of the allowance for loan and lease losses, the determination of the carrying values of goodwill and other intangible assets, the valuation of stock-based compensation and the realization of deferred tax assets. In connection with the determination of the allowance for loan and lease losses, management obtains independent appraisals for significant properties, evaluates overall loan portfolio characteristics and delinquencies and monitors economic conditions.

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

NOTE 2 –ACQUISITION

Southwest Community Bancorp and Southwest Community Bank Acquisition

As of the close of business on June 9, 2006, the Company completed the previously announced acquisition of Southwest Community Bancorp (Southwest) and its subsidiary Southwest Community Bank, a community bank with nine branches located in Southern California. We made this acquisition to expand our presence in Southern California. With the completion of this acquisition, Southwest Community Bank merged into Placer Sierra Bank, a wholly owned subsidiary of Placer Sierra Bancshares. In exchange for 100% of the outstanding common stock of Southwest, the shareholders received 7,228,910 shares of Placer Sierra Bancshares common stock valued at $172.4 million, net of issuance costs. Placer Sierra Bancshares assumed all outstanding warrants which are convertible into a total of 153,346 shares of common stock and were valued at $2.7 million, net of issuance costs, on the date of acquisition. The fair value of the common stock issued and warrants assumed was determined based on the average market price of the Company’s common stock over the 5-day period before and after the exchange ratio was known. In addition to the issuance of common stock and assumption of warrants, the Company paid $4,000 in cash for partial shares outstanding after applying the exchange ratio to the outstanding Southwest shares.

The acquisition was accounted for under the purchase method of accounting and accordingly, the operating results of Southwest have been included in the consolidated financial statements from the date of acquisition.

A summary of the preliminary purchase price allocations for the Southwest acquisition follows. These purchase price allocations are based on estimates of fair values and are subject to change as more information becomes available. Accordingly, the final fair value amounts may be materially different from those presented in this report (dollars in thousands).

Southwest
(Unaudited)
Assets acquired:
Cash and cash equivalents	$233,118
Interest bearing deposits with other banks	167
Investment securities	30,819
Loans, net	329,945
Premises and equipment	1,463
Goodwill	113,204
Other intangible assets	13,256
Cash surrender value of life insurance	9,186
Other assets	25,369

Total assets acquired	$756,527

Liabilities assumed:
Non-interest bearing deposits	$406,658
Interest bearing deposits	155,705
Junior subordinated deferrable interest debentures	9,999
Other liabilities	9,085

Total liabilities assumed	$581,447

Fair value of stock issued and warrants assumed, net of issuance costs	$175,076
Cash paid for partial shares after applying exchange ratio to outstanding Southwest shares	4

Total consideration paid	$175,080

The following table presents the unaudited pro forma results of operations for the three and six months ended June 30, 2006 and 2005 as if the Southwest acquisition described above had been completed at the beginning of the respective periods. The unaudited pro forma results include: (1) the historical accounts of the Company and Southwest; and (2) pro forma adjustments, as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our operating results that would have occurred had this acquisition been completed at the beginning of 2005. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, operating efficiencies or asset dispositions and merger expenses of $2.4 million incurred by Southwest have been excluded (dollars in thousands, except per share data).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenues (net interest income plus noninterest income)	$34,188	$32,648	$68,004	$63,067

Net income	$7,937	$8,207	$16,052	$15,055

Earnings per share:
Basic	$0.35	$0.37	$0.72	$0.67
Diluted	$0.35	$0.37	$0.71	$0.67

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, restricted stock and warrants, result in the issuance of common stock which share in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options, restricted stock and warrants in computing diluted EPS.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computation is as follows (dollars in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Basic
Net income	$6,151	$6,101	$11,678	$11,271
Weighted average shares outstanding	16,745,134	14,914,983	15,900,885	14,901,931
Earnings per share - basic	$0.37	$0.41	$0.73	$0.76

Diluted
Net income	$6,151	$6,101	$11,678	$11,271
Weighted average shares outstanding	17,012,998	15,209,930	16,170,269	15,206,857
Earnings per share - diluted	$0.36	$0.40	$0.72	$0.74

Nonvested restricted stock is not included in the computation of basic earnings per share until vested. For the three and six months ended June 30, 2006, 36,135 shares of nonvested restricted stock are not included in the computation of basic earnings per share.

For the three and six months ended June 30, 2006, 237,625 and 205,250 shares of common stock issuable under stock option agreements, respectively, were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. In addition, 7,000 and 36,135 shares of common stock issuable under restricted stock agreements, respectively, were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2006 because their effect would be anti-dilutive. For the three and six months ended June 30, 2005, 169,500 shares of common stock issuable under stock option agreements were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

NOTE 4 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company currently has two stock option plans, the Placer Sierra Bancshares 2002 Amended and Restated Stock Option Plan and the Southland Capital Co. 2002 Stock Option Plan. Options in the Southland Capital Co. plan have been converted into options to purchase shares of the Company and no additional options will be granted under this plan. The Placer Sierra Bancshares 2002 Amended and Restated Stock Option Plan permits the grant of nonstatutory stock options, incentive stock options, stock appreciation rights and restricted stock awards. The Company has granted both nonstatutory stock options and restricted stock awards to date. At June 30, 2006, grants outstanding combined with shares available for future grants totaled 2,045,794 shares under these plans. The shares available for grant may be granted to anyone eligible to participate in the plan. The plan requires that the price may not be less than the fair market value of the Company’s common stock at the date of grant.

The options under the plans expire on dates determined by a committee of the Company’s Board of Directors, but not later than ten years from the date of grant. The vesting period is generally four or five years; however, the vesting period can be modified at the discretion of a committee of the Company’s Board of Directors. Outstanding options under the plans are exercisable until their expiration. In the event of a change in control, under certain conditions, all options, stock appreciation rights and restricted stock awards become immediately vested. In addition, participants holding restricted stock awards may be granted the right to exercise full voting rights with respect to those shares and may be credited with dividends paid with respect to the underlying shares, if a committee of the Board of Directors so determines. The Company issues new shares of common stock upon exercise of stock options and issuance of stock appreciation rights paid in stock and issuance of restricted stock.

Adoption of SFAS 123 (R)

Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principals Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations, as permitted by Financial Accounting Standards Board Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. For the three and six months ended June 30, 2005 no stock-based employee compensation cost was recognized in the unaudited condensed consolidated statement of income for options granted as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), Share-Based Payment (SFAS 123 (R)), using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments vesting during 2006 that were granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments vesting during 2006 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before provision for income taxes and net income for the six months ended June 30, 2006 was $317,000 and $184,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. The Company’s income before provision for income taxes and net income for the three months ended June 30, 2006 was $177,000 and $103,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic earnings per share for the three months ended June 30, 2006 had the Company not adopted SFAS 123(R) would have remained the same and for the six months ended June 30, 2006 would have been $0.02 higher than if the Company had continued to account for share-based compensation under APB 25. Diluted earnings per share for the three and six months ended June 30, 2006 had the Company not adopted SFAS 123(R) would have been $0.01 higher than if the Company had continued to account for share-based compensation under APB 25.

SFAS 123(R) requires the cash flows resulting from the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized for stock-based compensation (excess tax benefits) to be classified as a cash flow from financing in the unaudited condensed consolidated statement of cash flows. The $208,000 excess tax benefits classified as a financing cash inflow for the six months ended June 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R).

Determining Fair Value

Valuation and Amortization Method - The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term – The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on the “simplified” method as outlined in Staff Accounting Bulletin (SAB) No. 107, when using the Black-Scholes option-pricing formula to determine the fair value of options granted, since the Company’s common stock has been publicly traded for less than two years. Under this method, the expected term is determined by adding the vesting term to the original contractual term and dividing by two.

Expected Volatility - Since the Company’s common stock has been publicly traded for a shorter period than the expected term for the options, the Company uses the trading history of the common stock of an identified peer group in determining an estimated volatility factor when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

Expected Dividend – The Company estimates the expected dividend based on historical dividends declared per year, giving consideration for any anticipated changes and the estimated stock price over the expected term based on historical experience when using the Black-Scholes option-pricing formula to determine the fair value of options granted.

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

Pro Forma

The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods (dollars in thousands, except per share data):

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net income, as reported	$6,101	$11,271
Add: Stock-based compensation expense included in reported net income, net of related tax effect	—	—
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effect	(69)	(123)

Pro forma net income	$6,032	$11,148

Basic earnings per share – as reported	$0.41	$0.76
Diluted earnings per share – as reported	$0.40	$0.74
Basic earnings per share – pro forma	$0.40	$0.75
Diluted earnings per share – pro forma	$0.40	$0.73

The fair value of the options granted during the six months ended June 30, 2006 and 2005 are noted below and were based on the Black-Scholes option-pricing formula with the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	1.50%	1.50%	1.50%	1.50%
Expected volatility	30.00%	25.00%	28.72%	25.00%
Risk-free interest rate	4.98%	3.83%	4.89%	3.88%
Expected option life	4.20 years	5.00 years	4.28 years	5.00 years
Weighted average fair value of options granted during the period	$6.62	$6.50	$6.67	$6.33

Stock Option Compensation Expense

The compensation cost that has been charged against income for stock options was $177,000 and $317,000 for the three and six months ended June 30, 2006, respectively. The total income tax benefit recognized in the income statement for stock options was $74,000 and $133,000 for the three and six months ended June 30, 2006, respectively.

Management estimated that forfeitures would not be significant and is recognizing compensation costs for all equity awards.

At June 30, 2006, the total compensation cost related to nonvested stock option awards granted to employees under the Company’s stock option plans but not yet recognized was $2.9 million. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This cost is expected to be recognized over a weighted average remaining period of 1.8 years and will be adjusted for subsequent changes in estimated forfeitures.

The total fair value of shares vested during the three months ended June 30, 2006 and 2005 was $101,000 and $54,000, respectively. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $391,000 and $58,000, respectively.

Stock Option Activity

A summary of the option activity in the Placer Sierra Bancshares 2002 Amended and Restated Stock Option Plan is as follows:

	For the Six Months Ended June 30,
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	705,472	$16.99	591,031	$12.40

Options granted	238,500	$24.51	216,500	$25.40
Options exercised	(20,092)	$9.00	(18,248)	$9.00
Options forfeited	(3,250)	$22.67	(20,243)	$14.85

Options outstanding, end of period	920,630	$19.09	769,040	$16.08

Options exercisable, end of period	381,024	$13.02	337,987	$9.70

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at June 30, 2006. The intrinsic value of options outstanding and exercisable relating to the above stock option plan was $4.9 million and $4.1 million, respectively, as of June 30, 2006. The weighted average remaining contractual term of options outstanding and exercisable relating to the above stock option plan was 7.0 and 6.7 years, respectively. During the six months ended June 30, 2006 and 2005, the aggregate intrinsic value of options exercised relating to the above stock option plan was $316,000 and $299,000, respectively.

A summary of the activity in the Southland Capital Co. 2002 Stock Option Plan is as follows:

	For the Six Months Ended June 30,
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	243,261	$7.82	308,976	$7.82

Options granted	—	$—	—	$—
Options exercised	(31,714)	$7.82	(25,900)	$7.82
Options forfeited	(3,595)	$7.82	(4,395)	$7.82

Options outstanding, end of period	207,952	$7.82	278,681	$7.82

Options exercisable, end of period	193,333	$7.82	234,348	$7.82

The intrinsic value of options outstanding and exercisable relating to the above stock option plan was $3.2 million and $3.0 million, respectively, as of June 30, 2006. The weighted average remaining contractual term for both options outstanding and exercisable relating to the above stock option plan was 6.2 years. During the six months ended June 30, 2006 and 2005, the aggregate intrinsic value of options exercised relating to the above stock option plan was $592,000 and $457,000, respectively.

In addition to the above plans, during 2002 stock options for 47,897 shares were granted to past directors and a former executive officer of PSB. No additional options have subsequently been granted outside the above plans. During the six months ended June 30, 2005, 6,585 options were exercised with an intrinsic value of $110,000. No options were canceled. As of June 30, 2005, a total of 12,336 options were outstanding and exercisable related to these grants. All of these options had either been exercised or canceled as of December 31, 2005.

Cash received from stock option exercises under all stock option plans for the six months ended June 30, 2006 and 2005 was $427,000 and $424,000, respectively. The actual tax benefit realized from stock option exercises under all stock option plans totaled $382,000 and $357,000 for the six months ended June 30, 2006 and 2005, respectively.

Restricted Common Stock Awards

On March 14, 2006, the Company granted 29,135 shares of restricted common stock to selected executive officers, which had a fair market value of $27.78 per share on the date of grant. These restricted common stock awards vest in two equal installments, on the first and second anniversaries of the grant date.

On May 15, 2006, the Company granted 7,000 shares of restricted stock to the directors, which had a fair market value of $24.43 per share on the date of grant. These restricted common stock awards vest on December 31, 2006.

The participants granted these restricted common stock awards were granted the right to dividend payments with respect to the underlying shares but were not granted voting rights on nonvested shares. The Company retains voting rights on the nonvested restricted stock. As of June 30, 2006, 36,135 shares of restricted stock are outstanding, nonvested and expected to vest.

The compensation cost that has been charged against income for restricted stock awards was $144,000 and $178,000 for the three and six months ended June 30, 2006, respectively. The total income tax benefit recognized in the income statement for restricted stock awards was $61,000 and $75,000 for the three and six months ended June 30, 2006, respectively.

At June 30, 2006, the total compensation cost related to nonvested restricted common stock but not yet recognized was $803,000. Restricted common stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of approximately 0.8 years and will be adjusted for subsequent changes to estimated forfeitures. The intrinsic value of restricted common stock outstanding was $838,000 as of June 30, 2006.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

The appeal brief was filed in February 2006 by dissenting shareholders that hold a majority of the Cerritos Valley Bank common stock shares involved in the litigation. Shareholders holding the remaining Cerritos Valley Bank common stock shares involved in the litigation are not participating in the appeal. Bank of Orange County intends to continue to vigorously defend this action and filed a response to the appeal brief in June 2006.

ALC Bankruptcy Case

On October 27, 2005, the bankruptcy trustee of ALC Building Corporation filed an adversary action in the United States Bankruptcy Court, Central District of California against Bank of Orange County, a division of PSB in a matter entitled Peter C. Anderson, Trustee of ALC v. Bank of Orange County. ALC was a former vendor of Bank of Orange County that was retained to provide construction funding services. Creditors of ALC filed an involuntary Chapter 7 bankruptcy petition against ALC on March 5, 2004. The bankruptcy trustee sought damages in the amount of $577,853.30 from Bank of Orange County for all funds Bank of Orange County received from ALC in the 90-day period prior to the date the involuntary bankruptcy petition was filed against ALC, plus interest and costs. Bank of Orange County vigorously defended the action. However, the bankruptcy trustee filed a motion for summary judgment, which was granted on June 12, 2006 and judgment was entered against Bank of Orange County in the amount of $577,853.30, plus interest and costs. Bank of Orange County tendered a check in the amount of $613,372.87 at the beginning of August 2006 to satisfy the judgment. Bank of Orange County intends to file a proof of claim as an unsecured creditor in the Chapter 7 bankruptcy and estimates its net loss to be approximately $500,000.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	June 30, 2006	December 31, 2005
Commitments to extend credit	$589,886	$479,549
Standby letters of credit	$16,048	$9,333

        Commitments to extend credit consist primarily of unfunded home equity lines of credit, single-family residential and commercial real estate construction loans, and commercial revolving lines of credit. Home equity lines of credit are secured by deeds of trust, are generally limited by our loan policy to no more than $500,000 and are generally limited to a combined loan to value of 80%, although borrowers with the highest credit scores can borrow up to 85%. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without ever being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by PSB to guarantee the performance of a customer to a third party. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not considered to be material for recognition as a liability as of June 30, 2006 or December 31, 2005. The Company recognizes these fees as revenue over the term of the commitment, or when the commitment is used. Standby letters of credit are generally issued for one year or less and secured by certificates of deposit or are issued as sub-features under existing revolving credit commitments.

NOTE 6 - COMPREHENSIVE INCOME

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive income (loss). Total comprehensive income and the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2006 are presented net of taxes in the unaudited condensed consolidated statement of changes in shareholders’ equity and comprehensive income. Total comprehensive income for the six months ended June 30, 2006 and 2005 was $9.4 million and $10.8 million, respectively.

The components of other comprehensive income (loss) are as follows (dollars in thousands):

	Before Tax	Tax Benefit	After Tax
For the Three Months Ended June 30, 2006
Other comprehensive loss:
Unrealized holding losses	$(3,357)	$1,410	$(1,947)
Less: reclassification adjustment for net gains included in net income	—	—	—

Total other comprehensive loss	$(3,357)	$1,410	$(1,947)

For the Three Months Ended June 30, 2005
Other comprehensive income:
Unrealized holding gains	$3,050	$(1,258)	$1,792
Less: reclassification adjustment for net losses included in net income	(55)	23	(32)

Total other comprehensive income	$3,105	$(1,281)	$1,824

For the Six Months Ended June 30, 2006
Other comprehensive loss:
Unrealized holding losses	$(4,051)	$1,737	$(2,314)
Less: reclassification adjustment for net gains included in net income	—	—	—

Total other comprehensive loss	$(4,051)	$1,737	$(2,314)

For the Six Months Ended June 30, 2005
Other comprehensive loss:
Unrealized holding losses	$(886)	$362	$(524)
Less: reclassification adjustment for net losses included in net income	(55)	23	(32)

Total other comprehensive loss	$(831)	$339	$(492)

NOTE 7 - RECENT ACCOUNTING DEVELOPMENTS

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

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management has not completed its evaluation of the impact that FIN 48 will have.

NOTE 8 - SUBSEQUENT EVENTS

On July 27, 2006, the Company declared a common stock cash dividend of $0.15 per share for the third quarter of 2006. The dividend will be payable on or about August 28, 2006 to its shareholders of record on August 10, 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Placer Sierra Bancshares and its subsidiaries operates, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to: cost savings from acquisitions cannot be fully realized within the expected time frame; the integration of acquired businesses, including Southwest Community Bancorp, takes longer or is less successful than expected; revenues are lower than expected; potential or actual litigation occurs; and other factors discussed under Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2005, and under Part II, Item 1A in this quarterly report on Form 10-Q and our other current and periodic filings with the Securities and Exchange Commission. We do not undertake and specifically disclaim any obligation to update such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Overview

Who We Are

We are the bank holding company for Placer Sierra Bank (the bank), a California state-chartered commercial bank. Our bank conducts a portion of its banking business through the following divisions: Sacramento Commercial Bank, Bank of Lodi, Bank of Orange County and Southwest Community Bank. The bank has one active subsidiary, Central Square Company, Inc., which derives its commission income from a third-party provider of non-deposit investment products.

We own 100% of Placer Sierra Bank and 100% of the common stock of Placer Statutory Trust II, Placer Statutory Trust III, Southland Statutory Trust I, First Financial Bancorp Trust I and Southwest Community Statutory Trust I. The trusts were formed for the exclusive purpose of issuing and selling trust preferred securities. For financial reporting purposes our investments in the trusts are not consolidated.

Southwest Community Bancorp and Southwest Community Bank Acquisition

As of the close of business on June 9, 2006, the Company completed the previously announced acquisition of Southwest Community Bancorp (Southwest) and its subsidiary Southwest Community Bank, a community bank with nine branches located in Southern California. With the completion of this acquisition, Southwest Community Bank merged into Placer Sierra Bank, a wholly-owned subsidiary of Placer Sierra Bancshares. The fair value of assets acquired, including goodwill, totaled $756.6 million. Southwest Community Bancorp shareholders received 7,228,910 shares of Placer Sierra Bancshares common stock valued at $172.4 million, net of issuance costs. Placer Sierra Bancshares assumed all outstanding warrants which are convertible into a total of 153,346 shares of common stock valued at $2.7 million, net of issuance costs, on the date of acquisition.

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

Our Opportunities, Challenges and Risks

Our strategy is to be a premier banking company in California for the long-term benefit of our shareholders, customers and employees. We believe we have opportunities for internal loan and deposit growth, because our primary operations are located in some of the strongest growth markets in Northern, Central and Southern California and we plan to position our company to take full advantage of these markets.

Despite our position of being in some of the best growth markets in California, we face the risk of being particularly sensitive to changes in the California economy. In particular, real estate values could be affected by earthquakes, fires and other natural disasters in California. If the economy weakens, it could cause loan demand to decline and also affect our core deposit growth. Geographic distance between our operations may also hinder our consistency and efficiency.

Critical Accounting Policies

Our accounting policies are integral to understanding the financial results reported. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are appropriate and consistently applied from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. We have identified our policy for the allowance for loan and lease losses, our estimate of the fair value of financial instruments, our policy for deferred income taxes, our valuation of stock-based compensation and our valuation of goodwill as critical accounting policies. Please see the section entitled “Allowance for Loan and Lease Losses” for a discussion related to this policy. Our significant accounting policies and practices are described in further detail in Note 2 to our Consolidated Financial Statements filed with our Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

Key Performance Indicators

The following sections contain tables and data setting forth certain statistical information about us for the three and six months ended June 30, 2006 and 2005. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2006 and 2005 included herein, and our audited consolidated financial statements and notes thereto for the year ended December 31, 2005 and the related discussion therein, filed with our Annual Report on Form 10-K.

As of June 30, 2006, we had total assets of $2.696 billion, total loans and leases held for investment, net of deferred fees and costs, of $1.780 billion, total deposits of $2.207 billion and shareholders’ equity of $391.4 million. For the six months ended June 30, 2006 average earning assets were $1.988 billion, average loans and leases held for investment, net of deferred fees and costs, were $1.446 billion, and average deposits were $1.655 billion. As of June 30, 2006, 22,359,832 shares of our common stock were outstanding, (including 36,135 shares of nonvested restricted stock) having a book value per share of $17.51.

For the three months ended June 30, 2006, we recorded net income of $6.2 million, or $0.36 per share on a diluted basis, and for the three months ended June 30, 2005, we recorded net income of $6.1 million, or $0.40 per share on a diluted basis.

For the six months ended June 30, 2006, we recorded net income of $11.7 million, or $0.72 per share on a diluted basis, and for the six months ended June 30, 2005, we recorded net income of $11.3 million, or $0.74 per share on a diluted basis.

The following table presents our key performance indicators on a GAAP basis for the three and six months ended June 30, 2006 and 2005 and the basis for calculating these indicators:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Net interest income	$23,260	$20,507	$44,093	$40,391
Non-interest income	4,615	4,104	8,305	7,567

	27,875	24,611	52,398	47,958
Provision for the allowance for loan and lease losses	—	—	—	—
Non-interest expense	17,711	14,534	33,157	29,458
Provision for income taxes	4,013	3,976	7,563	7,229

Net income	$6,151	$6,101	$11,678	$11,271

Average assets	$2,078,085	$1,840,719	$1,987,814	$1,826,041
Average shareholders’ equity	$255,595	$195,303	$234,363	$193,581
Share Information:
Weighted average shares outstanding – basic	16,745,134	14,914,983	15,900,885	14,901,431
Weighted average shares outstanding – diluted	17,012,998	15,209,930	16,170,269	15,206,857
Profitability Measures:
GAAP earnings per share – basic	$0.37	$0.41	$0.73	$0.76
GAAP earnings per share – diluted	$0.36	$0.40	$0.72	$0.74
GAAP return on average assets	1.19%	1.33%	1.18%	1.24%
GAAP return on average shareholders’ equity	9.65%	12.53%	10.05%	11.74%
GAAP efficiency ratio	63.54%	59.05%	63.28%	61.42%

Stock-Based Compensation

On January 1, 2006, the Company began expensing stock options in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment. Prior to January 1, 2006, no compensation expense was recognized for stock options issued. As a result of this accounting change, the Company is utilizing other stock-based compensation arrangements, such as restricted stock, in addition to stock options as part of the overall compensation strategy for executive management and directors.

At June 30, 2006, the total compensation cost related to nonvested stock-based awards granted to employees under the Company’s stock option plans but not yet recognized was $2.9 million. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.8 years and will be adjusted for subsequent changes in estimated forfeitures.

The Company believes that the presentation of its operating earnings excluding the effects of stock-based compensation expense is important to gaining an understanding of the financial performance of its core banking operations. Accordingly, the following table shows operating earnings, exclusive of the impact of stock-based compensation expense, which is a non-GAAP basis presentation of the Company’s key performance indicators for the three and six months ended June 30, 2006 and comparative amounts as reported for the three and six months ended June 30, 2005:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Net income	$6,151	$6,101	$11,678	$11,271
Restricted stock compensation expense, net of tax	83	—	103	—
Stock option compensation expense, net of tax	103	—	184	—

Operating earnings	$6,337	$6,101	$11,965	$11,271

Profitability Measures:
Operating earnings per share – basic	$0.38	$0.41	$0.75	$0.76
Operating earnings per share – diluted	$0.37	$0.40	$0.74	$0.74
Operating return on average assets	1.22%	1.33%	1.21%	1.24%
Operating return on average shareholders’ equity	9.94%	12.53%	10.30%	11.74%
Operating efficiency ratio	62.39%	59.05%	62.33%	61.42%

Three Month Analysis

Net income for the three months ended June 30, 2006 was $6.2 million, or $0.36 per diluted share. Net income for the three months ended June 30, 2005 was $6.1 million, or $0.40 per diluted share. Return on average assets for the three months ended June 30, 2006 was 1.19%, compared to 1.33% for the same period of 2005. Return on average equity for the three months ended June 30, 2006 was 9.65%, compared to 12.53% for the same period of 2005. Net income for the three months ended June 30, 2006 reflects two losses totaling $622,000 ($360,000 net of taxes), or $0.02 per diluted share, consisting of a $500,000 loss related to a preference claim in bankruptcy court relating to a vendor of Bank of Orange County and a $122,000 loss related to the settlement of a lawsuit filed against the Company. The decline in the yield on average assets and average equity is primarily due to a slower pace of increases in income as compared to our average assets and equity. (For further discussion of changes in income and average assets, see net interest income, non-interest income and non-interest expense discussions as follows.)

Net interest income for the three months ended June 30, 2006 was $23.3 million, an increase of 13.4% over net interest income of $20.5 million in the same period of 2005. The increase in net interest income reflects the growth in average interest earning asset balances of 12.1% for the second quarter of 2006 compared to the second quarter of 2005, along with an increase in the Company’s net interest margin.

The net interest margin increased to 5.25% for the second quarter of 2006 compared to 5.19% for the same period of 2005. The increase in the net interest margin is principally attributable to the addition of Southwest’s low-cost deposit base in the second quarter of 2006 and an increase in the yield earned and average balance of loans and leases held for investment, net of deferred fees and costs, partially offset by increased funding costs throughout the remainder of the Bank’s operations.

Total non-interest income for the three months ended June 30, 2006 was $4.6 million, compared to $4.1 million for the same period of 2005. The increase in non-interest income is primarily attributable to a $405,000 gain on the sale of loans from the Southwest SBA group in the second quarter of 2006.

The efficiency ratio is a measure of how effective we are at managing our non-interest expense dollars. A lower or declining ratio indicates improving efficiency. The efficiency ratio for the three months ended June 30, 2006 was 63.54%, compared to 59.05% for the same period of 2005. The increase in the efficiency ratio in the second quarter of 2006 compared to the same period of 2005 is primarily due to losses of $622,000 relating to the bankruptcy of a vendor and the settlement of a lawsuit, discussed above.

Six Month Analysis

Net income for the six months ended June 30, 2006 was $11.7 million, or $0.72 per diluted share. Net income for the six months ended June 30, 2005 was $11.3 million, or $0.74 per diluted share. Return on average assets for the six months ended June 30, 2006 was 1.18%, compared to 1.24% for the same period of 2005. Return on average equity for the six months ended June 30, 2006 was 10.05%, compared to 11.74% for the same period of 2005. Net income for the six months ended June 30, 2006 reflects two losses totaling $622,000 ($360,000 net of taxes), or $0.02 per diluted share, consisting of a $500,000 loss related to a preference claim in bankruptcy court relating to a vendor of Bank of Orange County and a $122,000 loss related to the settlement of a lawsuit filed against the Company. The decline in the yield on average assets and average equity is primarily due to a slower pace of increases in income as compared to our average assets and equity. (For further discussion of changes in income and average assets see net interest income, non-interest income and non-interest expense discussions as follows.)

Net interest income for the six months ended June 30, 2006 was $44.1 million, an increase of 9.2% over net interest income of $40.4 million in the same period of 2005. The increase in net interest income reflects the growth in average interest earning asset balances of 9.5% for the six months ended June 30, 2006 compared to the same period of 2005, offset by a slight decline in the Company’s net interest margin to 5.18% for the six months ended June 30, 2006 compared to 5.20% for the same period of 2005. The decline in the Company’s net interest margin is primarily the result of an increase in the cost of interest bearing liabilities, principally deposits, which outpaced the increases in yields on interest earning assets. The increased rates paid on interest bearing deposits during the year were made in response to market conditions and to attract funding to support loan growth and exceeded the pace of increases in interest rates across the yield curve. As short-term market rates rose in 2005, the Company did not proportionally increase interest rates paid on most deposit categories other than certificates of deposit. Accordingly, the increase in the rates paid on deposits had a greater effect on the change in the net interest margin during the six months ended June 30, 2006, than if the Company had increased rates proportionally throughout the previous year.

Total non-interest income for the six months ended June 30, 2006 was $8.3 million, compared to $7.6 million for the same period of 2005. The increase in non-interest income is primarily attributable to a $405,000 gain on the sale of loans from the Southwest SBA group in the second quarter of 2006.

The efficiency ratio for the six months ended June 30, 2006 was 63.28%, compared to 61.42% for the same period of 2005. The increase in the efficiency ratio in the six months ended June 30, 2006 compared to the same period of 2005 is primarily due to losses of $622,000 relating to the bankruptcy of a vendor and settlement of a lawsuit filed against the Company, discussed above.

Net Interest Income

Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest earning assets on an annualized basis. Our balance sheet is asset sensitive in an environment where the yield curve moves in a parallel fashion to changes in short term interest rates, and as a result, our net interest margin tends to expand in a rising interest rate environment and decline in a falling interest rate environment. The majority of our earning assets are tied to market rates, such as the prime rate, and therefore rates on our earning assets generally reprice along with a movement in market rates while interest bearing liabilities, mainly deposits, typically reprice more slowly and usually incorporate only a portion of the movement in market rates.

While short-term market rates have increased through 2005 and 2006, the Company’s net interest margin decreased slightly to 5.18% for the six months ended June 30, 2006 compared to 5.20% for the same period of 2005, rather than increased as would have been expected based on our asset sensitive balance sheet. The decline in the Company’s net interest margin is primarily the result of an increase in the cost of interest bearing liabilities during the six months ended June 30, 2006, principally deposits, which outpaced the increases in interest rates across the yield curve, and has had the effect of nullifying any positive effect of the asset sensitivity of our balance sheet. Beginning in 2006, we increased rates paid on deposit accounts to retain existing customers and attract new deposit customers.

The following tables present, for the periods indicated, the distribution of average assets, liabilities and shareholders’ equity, as well as the net interest income from average interest earning assets and the resultant yields expressed in percentages. Average balances are based on daily averages. Non-accrual loans are included in the calculation of average loans and leases while non-accrued interest thereon is excluded from the computation of yields earned.

	For the Three Months Ended June 30, 2006			For the Three Months Ended June 30, 2005
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans held for sale	$1,787	$52	11.67%	$—	$—	0.00%
Loans and leases held for investment (1) (2) (3)	1,508,459	27,857	7.41%	1,301,172	21,718	6.69%
Investment securities:
Taxable	209,343	2,367	4.54%	219,040	2,404	4.40%
Tax-exempt (1)	22,406	240	4.30%	18,252	187	4.11%
Federal funds sold	21,004	255	4.87%	33,490	228	2.73%
Interest bearing deposits with other banks	36	—	0.00%	126	1	3.18%
Other earning assets (4)	15,127	203	5.38%	13,449	176	5.25%

Total interest earning assets	1,778,162	30,974	6.99%	1,585,529	24,714	6.25%
Non-interest earning assets:
Cash and due from banks	81,716			71,476
Other assets	218,207			183,714

Total assets	$2,078,085			$1,840,719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Interest bearing demand	$230,260	265	0.46%	$253,331	239	0.38%
Money market	350,742	2,111	2.41%	276,904	673	0.97%
Savings	147,923	164	0.44%	177,412	153	0.35%
Time certificates of deposit	423,187	3,784	3.59%	358,146	2,281	2.55%

Total interest bearing deposits	1,152,112	6,324	2.20%	1,065,793	3,346	1.26%
FHLB borrowings	19,568	247	5.06%	88	1	4.56%
Repurchase agreements	14,282	47	1.32%	13,160	24	0.73%
Long-term debt	55,918	1,096	7.86%	53,611	836	6.25%

Total interest bearing liabilities	1,241,880	7,714	2.49%	1,132,652	4,207	1.49%

Non-interest bearing liabilities:
Demand deposits	563,338			494,825
Other liabilities	17,272			17,939

Total liabilities	1,822,490			1,645,416
Shareholders’ equity	255,595			195,303

Total liabilities and shareholders’ equity	$2,078,085			$1,840,719

Net interest income		$23,260			$20,507

Net interest margin (5)			5.25%			5.19%

(1)	Yields on loans and leases and tax exempt securities have not been adjusted to a tax-equivalent basis because the impact is not material.
(2)	Average non-accrual loans and leases of $1.7 million and $3.9 million for the three months ended June 30, 2006 and 2005, respectively, are included in the yield computations.
(3)	Interest income includes net deferred loan and lease fees and costs of $530,000 and $528,000 for the three months ended June 30, 2006 and 2005, respectively.
(4)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5)	Net interest margin is computed by dividing annualized net interest income by total average earning assets.

	For the Six Months Ended June 30, 2006			For the Six Months Ended June 30, 2005
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans held for sale	$898	$52	11.68%	$—	$—	0.00%
Loans and leases held for investment (1) (2) (3)	1,446,263	52,479	7.32%	1,295,031	42,484	6.62%
Investment securities:
Taxable	209,134	4,705	4.54%	214,585	4,646	4.37%
Tax-exempt (1)	20,081	423	4.25%	18,409	350	3.83%
Federal funds sold	24,191	556	4.63%	26,715	354	2.67%
Interest bearing deposits with other banks	18	—	0.00%	126	2	3.20%
Other earning assets (4)	14,765	392	5.35%	11,948	307	5.18%

Total interest earning assets	1,715,350	58,607	6.89%	1,566,814	48,143	6.20%
Non-interest earning assets:
Cash and due from banks	71,132			71,116
Other assets	201,332			188,111

Total assets	$1,987,814			$1,826,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Interest bearing demand	$229,485	563	0.49%	$254,914	456	0.36%
Money market	339,471	4,147	2.46%	273,858	1,272	0.94%
Savings	152,665	336	0.44%	179,229	308	0.35%
Time certificates of deposit	406,201	6,940	3.45%	344,988	4,061	2.37%

Total interest bearing deposits	1,127,822	11,986	2.14%	1,052,989	6,097	1.17%
FHLB Borrowings	13,423	326	4.90%	960	12	2.52%
Repurchase agreements	14,043	70	1.01%	13,502	47	0.70%
Long-term debt	54,771	2,132	7.85%	53,611	1,596	6.00%

Total interest bearing liabilities	1,210,059	14,514	2.42%	1,121,062	7,752	1.39%

Non-interest bearing liabilities:
Demand deposits	527,212			490,136
Other liabilities	16,180			21,262

Total liabilities	1,753,451			1,632,460
Shareholders’ equity	234,363			193,581

Total liabilities and shareholders’ equity	$1,987,814			$1,826,041

Net interest income		$44,093			$40,391

Net interest margin (5)			5.18%			5.20%

(1)	Yields on loans and leases and tax exempt securities have not been adjusted to a tax-equivalent basis because the impact is not material.
(2)	Average non-accrual loans and leases of $2.1 million and $3.3 million for the six months ended June 30, 2006 and 2005, respectively, are included in the yield computations.
(3)	Interest income includes net deferred loan and lease fees and costs of $887,000 and $860,000 for the six months ended June 30, 2006 and 2005, respectively.
(4)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5)	Net interest margin is computed by dividing annualized net interest income by total average earning assets.

The following tables show the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
	Net Change	Rate	Volume	Mix
	(Dollars in thousands)
Interest income:
Loans held for sale	$52	$—	$52	$—
Loans and leases held for investment	6,139	2,311	3,460	368
Investment securities available-for-sale:
Taxable	(37)	73	(106)	(4)
Tax-exempt	53	9	43	1
Federal funds sold	27	179	(85)	(67)
Interest bearing deposits with other banks	(1)	—	(1)	—
Other earning assets	27	4	22	1

Total interest income	6,260	2,576	3,385	299

Interest expense:
Interest bearing demand	26	53	(22)	(5)
Money market	1,438	994	179	265
Savings	11	44	(25)	(8)
Time certificates of deposit	1,503	921	414	168
FHLB borrowings	246	—	221	25
Repurchase agreements	23	19	2	2
Long-term debt	260	215	36	9

Total interest expense	3,507	2,246	805	456

Net interest income	$2,753	$330	$2,580	$(157)

	Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
	Net Change	Rate	Volume	Mix
	(Dollars in thousands)
Interest income:
Loans held for sale	$52	$—	$52	$—
Loans and leases held for investment	9,995	4,507	4,961	527
Investment securities available-for-sale:
Taxable	59	182	(118)	(5)
Tax-exempt	73	38	32	3
Federal funds sold	202	260	(33)	(25)
Interest bearing deposits with other banks	(2)	—	(2)	—
Other earning assets	85	10	72	3

Total interest income	10,464	4,997	4,964	503

Interest expense:
Interest bearing demand	107	169	(45)	(17)
Money market	2,875	2,073	305	497
Savings	28	86	(46)	(12)
Time certificates of deposit	2,879	1,833	721	325
FHLB borrowings	314	11	156	147
Repurchase agreements	23	20	2	1
Long-term debt	536	491	35	10

Total interest expense	6,762	4,683	1,128	951

Net interest income	$3,702	$314	$3,836	$(448)

Three Month Analysis

Net interest income increased 13.4%, or $2.8 million, to $23.3 million for the second quarter of 2006, from $20.5 million for the same period of 2005. Average earning assets increased 12.1%, or $192.6 million, to $1.778 billion for the second quarter of 2006, from $1.586 billion for the same period of 2005. Average loans and leases held for investment, net of deferred fees and costs, increased by 15.9%, or $207.3 million, to $1.508 billion for the second quarter of 2006, from $1.301 billion for the same period of 2005. Average loans and leases held for investment, net of deferred fees and costs, increased as a result of the acquisition of Southwest along with our organic loan growth primarily in the residential real estate segment. Average core deposits (all deposit categories other than time certificates of deposit) increased 7.5%, or $89.8 million, to $1.292 billion for the second quarter of 2006, from $1.202 billion for the same period of 2005. Average core deposits increased primarily as a result of the acquisition of Southwest.

The net interest margin for the three months ended June 30, 2006 increased to 5.25% from 5.19% for the same period in 2005 which was primarily attributable to the addition of Southwest’s low-cost deposit base during the second quarter and an increase in the yield earned and average balance of loans and leases held for investment, net of deferred fees and costs, partially offset by increased funding costs throughout the remainder of the Bank’s operations.

Interest income increased 25.3%, or $6.3 million, to $31.0 million for the second quarter of 2006, from $24.7 million for the same period of 2005. Average loans and leases held for investment, net of deferred fees and costs, increased by 15.9% or $207.3 million, to $1.508 billion and yielded 7.41% for the second quarter of 2006, compared to 6.69% for the same period of 2005. The increase in the yields on average loans and leases primarily reflects the benefit of loans that re-priced during a period of rising short-term interest rates. The yield on investment securities increased to 4.51% for the second quarter of 2006, from 4.38% for the same period of 2005.

Interest expense on all interest bearing liabilities increased 83.4%, or $3.5 million, to $7.7 million for the second quarter of 2006, from $4.2 million in the same period of 2005. Total average interest bearing liabilities increased 9.6%, or $109.2 million, to $1.242 billion for the second quarter of 2006, from $1.133 billion for the same period of 2005. The cost of our interest bearing liabilities increased to 2.49% for the second quarter of 2006, from 1.49% for the same period of 2005. This increase was the result of an increase in deposit rates paid on all deposit types in the second quarter of 2006 in response to market conditions and to provide funding for loan growth, as well as higher rates paid on short-term borrowings and junior subordinated deferrable interest debentures. Interest rates and the average balance on short term borrowings increased as the Company borrowed from the Federal Home Loan Bank of San Francisco on a short-term basis to help fund additional loan growth during the period. Interest rates on junior subordinated deferrable interest debentures reset quarterly and are based on the 90-day LIBOR plus a margin.

Interest expense on interest bearing deposits increased 89.0%, or $3.0 million, to $6.3 million for the second quarter of 2006, from $3.3 million for the same period of 2005. The increase is primarily attributable to an increase in deposit rates paid on all deposit types in the second quarter of 2006 and a migration of deposits into higher rate accounts such as time deposit accounts and our new optimum money market account. In addition, the increase in interest rates paid on deposit accounts exceeded the pace of increases in rates across the yield curve to retain existing customers and attract new deposit customers. The overall cost of deposits increased to 1.48% for the second quarter of 2006, from 0.86% for the same period of 2005. As a percentage of average total deposits, time certificates of deposit increased to 24.7% for the second quarter of 2006, from 22.9% for the same period of 2005. A substantial percentage of our funding sources are non-interest bearing demand deposits, which represented approximately 32.8% of average total deposits for the second quarter of 2006, an increase from 31.7% for the same period of 2005.

Six Month Analysis

Net interest income increased 9.2%, or $3.7 million, to $44.1 million for the six months ended June 30, 2006, from $40.4 million for the same period of 2005. Average earning assets increased 9.5%, or $148.5 million, to $1.715 billion for the six months ended June 30, 2006, from $1.567 billion for the same period of 2005. Average loans and leases held for investment, net of deferred fees and costs, increased by 11.7%, or $151.2 million, to $1.446 billion for the six months ended June 30, 2006, from $1.295 billion for the same period of 2005. Average loans and leases held for investment, net of deferred fees and costs, increased as a result of the acquisition of Southwest along with our organic loan growth primarily in the residential real estate segment. Average core deposits (all deposit categories other than time certificates of deposit) increased 4.2%, or $50.7 million, to $1.249 billion for the six months ended June 30, 2006, from $1.198 billion for the same period of 2005. Average core deposits increased primarily as a result of the acquisition of Southwest.

The net interest margin for the six months ended June 30, 2006 decreased to 5.18% from 5.20% for the same period in 2005 which was primarily attributable to an increase in the cost of total interest bearing liabilities of 103 basis points to 2.42% for the six months ended June 30, 2006, from 1.39% for the same period in 2005, which was greater than the increase in yields on total interest earning assets of 69 basis points to 6.89% for the six months ended June 30, 2006, from 6.20% for the same period in 2005.

Interest income increased 21.7%, or $10.5 million, to $58.6 million for the six months ended June 30, 2006, from $48.1 million for the same period of 2005. Average loans and leases held for investment, net of deferred fees and costs, increased by 11.7%, or $151.2 million, to $1.446 billion and yielded 7.32% for the six months ended June 30, 2006, compared to 6.62% for the same period of 2005. The increase in the yields on average loans and leases primarily reflects the benefit of loans that re-priced during a period of rising short-term interest rates. The yield on investment securities increased to 4.51% for the six months ended June 30, 2006, from 4.32% for the same period of 2005.

Interest expense on all interest bearing liabilities increased 87.2%, or $6.8 million, to $14.5 million for the six months ended June 30, 2006, from $7.8 million in the same period of 2005. Total average interest bearing liabilities increased 7.9%, or $89.0 million, to $1.210 billion for the six months ended June 30, 2006, from $1.121 billion for the same period of 2005. This increase was the result of an increase in deposit rates paid on all deposit types in the six months ended June 30, 2006, as well as higher rates paid on short-term borrowings and on junior subordinated deferrable interest debentures. Interest rates and the average balance on short-term borrowings increased as the Company borrowed from the Federal Home Loan Bank of San Francisco on a short-term basis to help fund additional loan growth during the period. Interest rates on junior subordinated deferrable interest debentures reset quarterly and are based on the 90-day LIBOR plus a margin.

Interest expense on interest bearing deposits increased 96.6%, or $5.9 million, to $12.0 million for the six months ended June 30, 2006, from $6.1 million for the same period of 2005. The increase is primarily attributable to an increase in deposit rates paid on all deposit types in the six months ended June 30, 2006 and a migration of deposits into higher rate accounts such as time deposit accounts and our new optimum money market account. In addition, the increase in interest rates paid on deposit accounts exceeded the pace of increases in rates across the yield curve to retain existing customers and attract new deposit customers. The overall cost of deposits increased to 1.46% for the six months ended June 30, 2006, from 0.80% for the same period of 2005. As a percentage of average total deposits, time deposits increased to 24.5% for the six months ended June 30, 2006, from 22.4% for the same period of 2005. A substantial percentage of our funding sources are non-interest bearing demand deposits, which represented approximately 31.9% of average total deposits for the six months ended June 30, 2006, essentially unchanged from 31.8% for the same period of 2005.

Provision for Loan and Lease Losses

The provision for loan and lease losses is a charge against earnings of the period. The provision is that amount required to maintain the allowance for loan and lease losses at a level which, in management’s judgment, is appropriate based on loan and lease losses inherent in the loan and lease portfolio.

The Company’s overall credit quality remained strong during the second quarter of 2006. Non-performing loans to total loans and leases held for investment, net of deferred fees and costs, decreased to 0.17% at June 30, 2006 from 0.22% at December 31, 2005 and remained well within the Company’s target level of risk. As such, management determined that no provision for loan and lease losses was required for the three or six months ended June 30, 2006. The allowance for loan and lease losses increased to $21.5 million as of June 30, 2006 compared to $16.7 million at December 31, 2005. This increase primarily relates to the inclusion of $5.0 million in allowances relating to loans acquired from Southwest.

In the three months ended June 30, 2006, we experienced loan and lease charge-offs of $109,000 and recoveries of $98,000 compared to loan and lease charge-offs of $866,000 and recoveries of $603,000 for the same period of 2005. In the six months ended June 30, 2006, we experienced loan and lease charge-offs of $1.1 million and recoveries of $954,000, compared to loan and lease charge-offs of $1.1 million and recoveries of $1.3 million for the same period of 2005.

There were no other changes in loan and lease concentrations or terms during the periods indicated which significantly effected the provision or allowance for loan and lease losses.

Non-Interest Income

The following table summarizes non-interest income by category for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,017	$2,006	$3,847	$3,731
Referral and other loan-related fees	924	1,018	1,656	1,536
Increase in cash surrender value of life insurance	425	430	831	844
Gain on sale of loans, net	405	—	405	—
Debit card and merchant discount fees	349	306	649	589
Revenues from sales of non-deposit investment products	317	175	513	366
Loan servicing income	39	105	139	238
Loss on sale of investment securities, net	—	(55)	—	(55)
Other	139	119	265	318

Total non-interest income	$4,615	$4,104	$8,305	$7,567

Three Month Analysis

Non-interest income increased 12.5%, or $511,000, to $4.6 million for the second quarter of 2006, from $4.1 million for the same period of 2005.

Non-interest income increased primarily as a result of the addition of Southwest’s SBA group, which contributed a $405,000 gain on the sale of loans in the second quarter of 2006. There were no loans sold in 2005.

Revenues from sales of non-deposit investment products increased 81.1%, or $142,000, to $317,000 for the second quarter of 2006 from $175,000 for the same period of 2005. Sales of non-deposit investment products are highly transactional in nature and are subject to volatility from period to period.

There were no sales of investment securities for the three months ended June 30, 2006 as compared to a $55,000 loss on sales for the same period of 2005.

Loan servicing income decreased $66,000, or 62.9%, to $39,000 for the second quarter of 2006 from $105,000 for the same period of 2005. This decrease is primarily due to a few loans that paid off during the period prior to their contractual maturity that had significant servicing assets that were not fully amortized. Servicing assets relate to loans that have been sold but the Company retains servicing rights and are amortized over the contractual term of the loan and decrease loan servicing income over that period. When a loan is paid off prior to its maturity, the remaining servicing assets are written off.

Six Month Analysis

Non-interest income increased 9.8%, or $738,000, to $8.3 million for the six months ended June 30, 2006, from $7.6 million for the same period of 2005.

Non-interest income increased primarily as a result of the addition of Southwest’s SBA group, which contributed a $405,000 gain on the sale of loans in the second quarter of 2006. There were no loans sold in 2005.

Service charges and fees on deposit accounts increased 3.1%, or $116,000, to $3.8 million for the six months ended June 30, 2006 from $3.7 million for the same period of 2005 primarily due to a revised deposit fee structure initiated in May 2005.

Referral and other loan related fees increased 7.8%, or $120,000, to $1.7 million for the six months ended June 30, 2006 from $1.5 million for the same period of 2005, primarily due to an increase in real estate loans referred to third parties. Referral fees are highly transactional in nature and are subject to volatility from period to period based on the number of loans referred in a given period.

Revenues from sales of non-deposit investment products increased 40.2%, or $147,000, to $513,000 for the six months ended June 30, 2006 from $366,000 for the same period of 2005. Sales of non-deposit investment products are highly transactional in nature and are subject to volatility from period to period.

There were no sales of investment securities for the six months ended June 30, 2006 as compared to a $55,000 loss on sales for the same period of 2005.

Loan servicing income decreased $99,000, or 41.6%, to $139,000 for the six months ended June 30, 2006 from $238,000 for the same period of 2005. This decrease is primarily due to a few loans that paid off during the period prior to their contractual maturity that had significant servicing assets that were not fully amortized. Servicing assets relate to loans that have been sold but the Company retains servicing rights and are amortized over the contractual term of the loan and decrease loan servicing income over that period. When a loan is paid off prior to its maturity, the remaining servicing assets are written off.

Other non-interest income decreased 16.7%, or $53,000, to $265,000 for the six months ended June 30, 2006 from $318,000 for the same period in 2005, primarily due to a $63,000 reimbursement in 2005 of prior year expenses incurred in connection with estimated environmental remediation costs. There was no such amount in 2006.

Non-Interest Expense

The following table summarizes non-interest expense by category for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$9,290	$7,400	$17,591	$14,998
Occupancy and equipment	2,279	1,941	4,342	3,991
Data and item processing	1,316	1,266	2,646	2,647
Professional fees	787	667	1,450	1,253
Administration	591	478	1,082	1,008
Communication and postage	568	529	1,135	1,162
Amortization of core deposit intangible	555	649	1,025	1,298
Advertising and business development	323	309	666	595
Loan-related costs	231	272	477	509
Stationery and supplies	216	276	414	630
Other	1,555	747	2,329	1,367

Total non-interest expense	$17,711	$14,534	$33,157	$29,458

Three Month Analysis

Non-interest expense increased 21.9%, or $3.2 million, to $17.7 million for the second quarter of 2006, from $14.5 million for the same period of 2005.

Salaries and employee benefits expense increased 25.5%, or $1.9 million, to $9.3 million for the second quarter of 2006, from $7.4 million for the same period in 2005. This increase is the result of the acquisition of Southwest, a $626,000 increase in incentive compensation that supports our growth strategy, $177,000 in stock option compensation expense, resulting from the adoption of SFAS 123(R) as of January 1, 2006, and $144,000 in restricted stock compensation expense due to the grant of restricted stock to certain executives in the first quarter of 2006 and to the Company’s directors in the second quarter of 2006. Stock option compensation expense and restricted stock compensation expense is amortized over the vesting period of the option or restricted stock grant. The increase was offset by a $402,000 increase in deferred loan costs, which reduces salaries expense in the period which the loan is boarded, primarily due to an increase in the number of loans boarded in the three months ended June 30, 2006 compared to 2005 and an increase in the amount deferred for each loan based on an independent evaluation of loan origination costs which was effective January 1, 2006.

Occupancy and equipment expense increased 17.4%, or $338,000, to $2.3 million for the second quarter of 2006 from $1.9 million for the same period in 2005 principally due to increased remodeling and premises improvement costs spread across a number of branches and an increase in utility costs.

Professional fees increased 18.0%, or $120,000, to $787,000 for the second quarter of 2006 from $667,000 for the same period of 2005 principally due to $54,000 of consulting fees paid to the Company’s former Chief Credit Officer and a $122,000 settlement of a lawsuit filed against the Company.

Administration expense increased 23.6%, or $113,000, to $591,000 for the second quarter of 2006 from $478,000 for the same period in 2005 principally due to increased costs associated with SEC reporting.

Amortization of core deposit intangible decreased 14.5%, or $94,000, to $555,000 for the second quarter of 2006 from $649,000 for the same period of 2005 due to the core deposit intangible related to Bank of Orange County being fully amortized in October of 2005. This amount will increase throughout the remainder of the year as the core deposit intangible related to Southwest is amortized.

Other non-interest expense increased 108.2%, or $808,000, to $1.6 million for the second quarter of 2006, from $747,000 for the same period in 2005, primarily as a result of an accrual of $500,000 for the estimated loss relating to the bankruptcy of a vendor and two operational losses totaling $91,000 during the second quarter of 2006.

Six Month Analysis

Non-interest expense increased 12.6%, or $3.7 million, to $33.2 million for six months ended June 30, 2006, from $29.5 million for the same period of 2005.

Salaries and employee benefits expense increased 17.3%, or $2.6 million, to $17.6 million for the six months ended 2006, from $15.0 million for the same period in 2005. This increase is the result of the acquisition of Southwest, a $1.1 million increase in incentive compensation that supports our growth strategy, $317,000 in stock option compensation expense, resulting from the adoption of SFAS 123(R) as of January 1, 2006, $178,000 in restricted stock compensation expense due to the grant of restricted stock to certain executives and to the Company’s directors and a $185,000 severance payment to a former employee. Stock option compensation expense and restricted stock compensation expense is amortized over the vesting period of the option or restricted stock grant. The increase was offset by a $775,000 increase in deferred loan costs, which reduces salaries expense in the period which the loan is boarded, primarily due to an increase in the number of loans boarded in the first six months of 2006 compared to 2005 and an increase in the amount deferred for each loan based on an independent evaluation of loan origination costs which was effective January 1, 2006.

Occupancy and equipment expense increased 8.8%, or $351,000, to $4.3 million for the six months ended June 30, 2006 from $4.0 million for the same period of 2005 principally due to increased remodeling and premises improvement costs spread across a number of branches and an increase in utility costs.

Professional fees increased 15.7%, or $197,000, to $1.5 million for the six months ended June 30, 2006 from $1.3 million for the same period of 2005 principally due to $195,000 of consulting fees paid to the Company’s former Chief Credit Officer and a $122,000 settlement of a lawsuit filed against the Company.

Stationery and supplies expense decreased 34.3%, or $216,000, to $414,000 for the six months ended June 30, 2006 from $630,000 for the same period of 2005 principally due to an effort to streamline forms used across the Company and renegotiated pricing with our vendors.

Amortization of core deposit intangible decreased 21.0%, or $273,000, to $1.0 million for the six months ended June 30, 2006 from $1.3 million for the same period of 2005 due to the core deposit intangible related to Bank of Orange County being fully amortized in October of 2005. This amount will increase throughout the remainder of the year as the core deposit intangible related to Southwest is amortized.

Other non-interest expense increased 70.4%, or $962,000, to $2.3 million for the six months ended June 30, 2006, from $1.4 million for the same period in 2005 as a result of an accrual of $500,000 for the estimated loss relating to the bankruptcy of a vendor, two operational losses totaling $91,000 during the second quarter of 2006 and $124,000 of recruiting fees paid in connection with restructuring the Company’s credit administration function and expanding the Company’s team of business development officers.

Provision for Income Taxes

Our statutory income tax rate is approximately 42.1%, representing a blend of the statutory Federal income tax rate of 35.0% and the California income tax rate of 10.8%. Due to the nontaxable nature of income from municipal securities, enterprise zone interest, and bank owned life insurance and the effect of the housing tax credit our actual effective income tax rate was 39.5% for both the three months ended June 30, 2006 and 2005 and 39.3% and 39.1% for the six months ended June 30, 2006 and 2005, respectively.

Financial Condition

Our total assets at June 30, 2006 were $2.696 billion, an increase of 44.9%, compared to $1.860 billion at December 31, 2005. Our earning assets at June 30, 2006 totaled $2.133 billion, an increase of 31.7%, compared to $1.620 billion at December 31, 2005. Total deposits at June 30, 2006 were $2.207 billion, an increase of 40.3%, compared to $1.573 billion at December 31, 2005. The increase in total assets, earning assets and deposits is due to the acquisition of Southwest along with the organic growth of the Company.

Loans and Leases Held for Investment

The following table presents the balance of each major category of loans and leases held for investment at the end of each of the periods indicated:

	As of June 30, 2006		As of December 31, 2005
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loans and leases held for investment
Real estate – mortgage	$1,256,372	70.4%	$990,362	71.9%
Real estate – construction	327,729	18.4	207,078	15.0
Commercial	169,676	9.5	147,830	10.7
Agricultural	4,940	0.3	5,779	0.4
Consumer	13,370	0.8	11,703	0.8
Leases receivable and other	11,288	0.6	15,431	1.2

Total gross loans and leases held for investment	1,783,375	100.0%	1,378,183	100.0%

Less: allowance for loan and lease losses	(21,529)		(16,714)
Deferred loan and lease fees, net	(3,183)		(2,697)

Total net loans and leases held for investment	$1,758,663		$1,358,772

Gross loans and leases held for investment increased 29.4%, or $405.2 million, to $1.783 billion at June 30, 2006, from $1.378 billion at December 31, 2005, due to the acquisition of Southwest along with our organic growth. Excluding the $324.3 million in loans held for investment associated with the acquisition of Southwest, loans and leases held for investment, net of deferred fees and costs, increased an annualized 11.9%, or $80.9 million, from December 31, 2005. We experienced increases of $266.0 million in real estate mortgages, $120.7 million in real estate construction, $21.8 million in commercial and $1.7 million in consumer partially offset by decreases of $839,000 and $4.1 million in agricultural and leases receivable and other loans, respectively. While we recorded $400.6 million of new loan commitments during the six months ended June 30, 2006, we also experienced early loan payoffs of $167.7 million.

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

Real Estate – Mortgage

The category of real estate – mortgage at June 30, 2006 totaled $1.256 billion and was comprised 67.0% of loans collateralized by commercial real estate and 33.0% of loans collateralized by 1-4 family real estate.

We set limitations on our exposure in commercial real estate lending activities and employ monitoring tools and reporting consistent with sound industry practices. We segment our commercial real estate mortgage and construction loan portfolio into low-to-moderate risk and higher risk loan categories and limit the aggregate of higher risk commercial real estate mortgage and construction loans outstanding to no more than 350% of the sum of the bank’s Tier 1 capital plus the allowance for loan and lease losses; at June 30, 2006, this ratio was 290%. We further limit our total commercial real estate loans to no more than 600% of the sum of the bank’s Tier 1 capital plus the allowance for loan and lease losses; at June 30, 2006, this ratio was 534%. Commercial real estate mortgages generally require debt service coverage ratios of 125% or greater and loan to value ratios of not more than 75%.

During the second quarter of 2006, we stress tested all non-owner occupied commercial real estate mortgage term loans with outstanding balances of $750,000 or greater. Prior to stress testing, the tested loans had a current weighted average debt service coverage ratio of 1.78%. After shocking the portfolio for a 200 basis point rate increase, the debt service coverage ratio of the tested loans decreased to 1.70%. Alternatively, an assumed 15% decrease in net operating income (falling rents and/or rising vacancies) caused the debt service coverage ratio of the tested loans to decrease to 1.52%. Combining both events caused the ratio to decrease to 1.45%. The tested loans had a weighted average loan to value of 58.0%. Based on this stress testing, management has concluded that the bank’s commercial real estate mortgage loan portfolio could withstand such shocks reasonably well.

The portfolio of loans collateralized by 1-4 family residential real estate is comprised 41.0% of loans supported by first liens and 59.0% of loans supported by junior liens (primarily home equity lines of credit, or “HELOCs”). First lien loans are generally underwritten in accordance with FNMA/FHLMC guidelines for loans eligible for sale in the secondary mortgage market. The majority of HELOCs are limited to a combined loan to value of 80%, although borrowers with the highest credit scores can borrow up to 85%. Individual HELOCs are generally limited by our loan policy to no more than $500,000.

Real Estate – Construction

The category of real estate - construction at June 30, 2006 totaled $327.7 million, approximately 20% of which was comprised of loans to owner-occupants constructing their own residences. These loans are generally 30 year loans which include an interest only period during construction. Underwriting of these loans is generally done in accordance with FNMA/FHLMC guidelines for loans eligible for sale in the secondary mortgage market. The remaining 80% of real estate – construction was comprised of residential and commercial loans for a variety of property types to owner occupants, investors and developers. Our underwriting guidelines for these construction loans set minimum borrower equity and pre-leasing requirements for commercial projects and generally limit the number of units ahead of sales for residential projects.

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

	As of June 30, 2006	As of December 31, 2005
	(Dollars in thousands)
Non-accrual loans and leases, not restructured	$3,065	$3,063
Accruing loans and leases past due 90 days or more	—	—
Restructured loans and leases	—	—

Total non-performing loans and leases (NPLs)	3,065	3,063
OREO	—	—

Total non-performing assets (NPAs)	$3,065	$3,063

Selected ratios:
NPLs to total loans and leases held for investment	0.17%	0.22%
NPAs to total assets	0.11%	0.16%

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

The specific allowance for impaired loans and leases and the general allowance are combined to determine the required allowance for loan and lease losses. The amount calculated is compared to the actual allowance for loan and lease losses at each quarter end and any shortfall is covered by an additional provision for loan and lease losses. As a practical matter, our allowance methodology may show that an unallocated allowance exists at quarter end. Any such amounts exceeding a certain percentage of the allowance will be removed from the allowance for loan and lease losses by a reduction of the allowance for loan and lease losses as of quarter end.

The following table presents the changes in our allowance for loan and lease losses for the periods indicated:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$16,565	$16,738	$16,714	$16,200
Balance from acquisition of Southwest	4,975	—	4,975	—
Charge-offs:
Real estate – mortgage	—	—	—	40
Real estate – construction	—	—	—	—
Commercial	81	207	88	296
Agricultural	—	—	—	—
Consumer	28	21	57	76
Leases receivable and other	—	638	969	638

Total	109	866	1,114	1,050

Recoveries:
Real estate – mortgage	1	11	3	85
Real estate – construction	—	—	—	—
Commercial	77	570	155	1,205
Agricultural	—	—	—	—
Consumer	11	9	18	12
Leases receivable and other	9	13	778	23

Total	98	603	954	1,325

Net loan and lease charge-offs (recoveries)	11	263	160	(275)
Provision for the allowance for loan and lease losses	—	—	—	—

Balance at end of period	$21,529	$16,475	$21,529	$16,475

Loans and leases held for investment, net of deferred fees and costs	$1,780,192	$1,325,862	$1,780,192	$1,325,862
Average loans and leases held for investment	$1,508,459	$1,301,172	$1,446,263	$1,295,031
Non-performing loans and leases	$3,065	$3,125	$3,065	$3,125
Selected ratios:
Net charge-offs (recoveries) to average loans and leases held for investment	0.00%	0.08%	0.02%	(0.04)%
Provision for the allowance for loan and lease losses to average loans and leases held for investment	0.00%	0.00%	0.00%	0.00%
Allowance for loan and lease losses to loans and leases held for investment at end of period	1.21%	1.24%	1.21%	1.24%
Allowance for loan and lease losses to non-performing loans and leases at end of period	702.41%	527.20%	702.41%	527.20%

Investment Securities Available-for-Sale

The carrying value of our investment securities available-for-sale increased 9.9%, or $22.6 million, to $251.0 million, from $228.4 million at December 31, 2005 primarily as a result of the acquisition of Southwest. Our portfolio of investment securities consists primarily of U.S. Government agency securities and obligations of states and political subdivisions.

We manage our investment portfolio principally to provide liquidity and balance our overall interest rate risk. To a lesser extent, we manage our investment portfolio to provide earnings with a view to minimizing credit risk.

The carrying value of our portfolio of investment securities at June 30, 2006 and December 31, 2005 was as follows:

	Fair Value
	As of June 30, 2006	As of December 31, 2005
	(Dollars in thousands)
U.S. Treasury securities	$1,481	$1,995
U.S. Government agencies	206,877	204,727
Obligations of states and political subdivisions	38,780	17,712
Other securities	3,822	3,945

Total available-for-sale investment securities	$250,960	$228,379

Deposits

The following table presents the balance of each major category of deposits at the dates indicated:

	As of June 30, 2006		As of December 31, 2005
	Amount	% of Deposits	Amount	% of Deposits
	(Dollars in thousands)
Non-interest bearing deposits	$964,358	43.7%	$502,387	31.9%
Interest bearing deposits:
Interest bearing demand	228,723	10.3	223,932	14.2
Money market	418,329	19.0	289,497	18.5
Savings	150,514	6.8	164,123	10.4
Time, under $100	204,973	9.3	211,029	13.4
Time, $100 or more	240,208	10.9	181,914	11.6

Total interest bearing deposits	1,242,747	56.3	1,070,495	68.1

Total deposits	$2,207,105	100.0%	$1,572,882	100.0%

Non-interest bearing deposits increased 90.9%, or $462.0 million, to $964.4 million, while total deposits increased 40.3%, or $634.2 million, to $2.207 billion as of June 30, 2006 from December 31, 2005. The growth in total deposits is due to the acquisition of Southwest along with the organic growth of the Company. Excluding the $562.4 million in deposits associated with the acquisition of Southwest, total deposits increased an annualized 9.2%, or $71.9 million from December 31, 2005. The increase in time deposits $100,000 or more is primarily due to the receipt of large deposits that were short-term in nature from one relationship-based customer. As of June 30, 2006, this customer accounted for $45.8 million of the balance in time deposits $100,000 or more. At December 31, 2005, this customer did not have significant balances in time deposit accounts. Approximately 36.7% of non-interest bearing deposits are concentrated in two relationships as of June 30, 2006. Approximately 19.9% of total deposits are concentrated in four relationships as of June 30, 2006.

Short-Term Borrowings

The Company has unsecured federal funds lines with its correspondent banks which, in the aggregate, amounted to $11.0 million at June 30, 2006 and December 31, 2005 at interest rates which vary with market conditions. The Company may borrow funds on a short-term or overnight basis under these lines. There were no borrowings outstanding under these lines of credit at June 30, 2006 or December 31, 2005. At June 30, 2006 and December 31, 2005, the Company could borrow up to $199.1 million and $156.0 million, respectively, from the Federal Home Loan Bank, secured by qualifying first mortgage loans. There were no borrowings outstanding from the Federal Home Loan Bank at June 30, 2006 or December 31, 2005.

We enter into sales of securities under agreements to repurchase which are short term in nature. Short-term borrowings increased 8.1%, or $922,000, to $12.3 million as of June 30, 2006, from $11.4 million at December 31, 2005.

Junior Subordinated Deferrable Interest Debentures

We own the common stock of five business trusts that have issued $60.0 million in trust preferred securities fully and unconditionally guaranteed by us, including one trust that was assumed in the acquisition of Southwest. The entire proceeds of each respective issuance of trust preferred securities were invested by the separate business trusts into junior subordinated deferrable interest debentures, with identical maturity, repricing and payment terms as the respective issuance of trust preferred securities. The aggregate amount of junior subordinated debentures is $61.9 million, with the maturity dates for the respective debentures ranging from 2031 through 2034. We may redeem the respective junior subordinated deferrable interest debentures earlier than the maturity date, with certain of the debentures being redeemable beginning in 2006 and others being redeemable beginning in 2007 and 2009. For more information about the trust preferred securities and the debentures see Note 11 to our Notes to Consolidated Financial Statements filed with our Annual Report on Form 10-K for the year ended December 31, 2005.

In connection with the acquisition of Southwest we recorded a fair value adjustment of the junior subordinated deferrable interest debentures assumed, that increased the carrying value by $1.8 million. This amount will be amortized over the term of the debentures reducing interest expense. As of June 30, 2006, the remaining amount to be amortized is $1.7 million.

Capital Resources

Our primary source of capital has been the retention of net income. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk. Shareholders’ equity at June 30, 2006 increased to $391.4 million from $209.3 million at December 31, 2005, primarily due to the issuance of stock and assumption of warrants in connection with the acquisition of Southwest. The holding company declared dividends of $0.12 per common share per quarter or $0.24 per common share for the six months ended June 30, 2006. Total dividends paid were $1.8 million and $3.6 million for the three and six months ended June 30, 2006, respectively.

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

The regulatory capital guidelines as well as the actual capital ratios for Placer Sierra Bank and us as of June 30, 2006 are as follows:

Leverage Ratio
Placer Sierra Bancshares and Subsidiaries	12.2%
Minimum regulatory requirement	4.0%

Placer Sierra Bank	10.9%
Minimum requirement for “Well-Capitalized” institution	5.0%
Minimum regulatory requirement	4.0%

Tier 1 Risk-Based Capital Ratio
Placer Sierra Bancshares and Subsidiaries	11.5%
Minimum regulatory requirement	4.0%

Placer Sierra Bank	10.3%
Minimum requirement for “Well-Capitalized” institution	6.0%
Minimum regulatory requirement	4.0%

Total Risk-Based Capital Ratio
Placer Sierra Bancshares and Subsidiaries	12.6%
Minimum regulatory requirement	8.0%

Placer Sierra Bank	11.5%
Minimum requirement for “Well-Capitalized” institution	10.0%
Minimum regulatory requirement	8.0%

As of June 30, 2006, we exceeded each of the minimum capital requirements and the bank exceeded each of the capital requirements to be considered “well-capitalized.” We own the common stock of five trusts that have issued $60.0 million of trust preferred securities. These securities are currently included in our Tier 1 capital for purposes of determining our Leverage, Tier 1 and Total Risk-Based capital ratios. Beginning June 30, 2009, we will be required to use a more restrictive formula to determine the amount of trust preferred securities that may be included in regulatory Tier 1 capital. At that time, we will be allowed to include in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which generally is defined as shareholders’ equity, less goodwill and any related deferred income tax liability. The regulations currently in effect only limit the amount of trust preferred securities that may be included in Tier 1 capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier 1 capital ratios would remain above the regulatory minimum had the modification of the capital regulations been in effect at June 30, 2006. For more information about the proposed regulations see our Annual Report on Form 10-K for the year ended December 31, 2005 “Item 1. BUSINESS. Supervision and Regulation.”

Contractual Obligations

Our significant contractual obligations and significant commitments at December 31, 2005 are included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Since December 31, 2005, our junior subordinated deferrable interest debenture liability has increased from $53.6 million to $63.6 million and our deferred compensation and supplemental executive retirement liability has increased from $7.1 million to $11.2 million. In addition, our operating lease obligations have increased from $13.3 million to $20.4 million. The increases in our contractual obligations are primarily due to the acquisition of Southwest.

Since December 31, 2005, our commitments to extend credit have increased from $479.5 million to $589.9 million primarily due to the acquisition of Southwest and our standby letters of credit have increased from $9.3 million to $16.0 million, primarily due to the issuance of a new standby letter of credit for $4.3 million to an existing customer. For more information on commitments see Note 5 to our Unaudited Condensed Consolidated Financial Statements in this quarterly report.

Liquidity

Management believes that the level of primary and secondary sources of liquidity is sufficient to meet our current and presently anticipated funding needs on a consolidated basis.

Placer Sierra Bancshares

On a stand-alone basis, we rely on dividends from the bank as our main source of liquidity. There are statutory and regulatory provisions that limit the ability of the bank to pay dividends to the holding company. Under such restrictions, the amount available for payment of dividends to the holding company totaled $18.7 million at June 30, 2006. However, such amount may be further restricted due to the fact that the bank must keep a certain amount of capital in order to be “well-capitalized.” The amount available for payment of dividends to the holding company by the bank for the bank to remain “well-capitalized” immediately thereafter totaled $29.0 million at June 30, 2006, which is greater than the statutory and regulatory provisions. Accordingly, the maximum amount available for payment to the holding company is $18.7 million without prior regulatory approval. We do not believe these restrictions will adversely impact the holding company’s ability to meet its ongoing cash obligations.

Placer Sierra Bank

The bank relies on deposits as the principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Management attempts to maintain a loan-to-deposit ratio (total loans held for sale plus total loans and leases held for investment to total deposits) below 90% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold, investment securities not pledged as collateral less federal funds purchased expressed as a percentage of total deposits) above 15%. The loan-to-deposit ratio was 80.50% at June 30, 2006 and 87.24% at December 31, 2005. The liquidity ratio was 22.09% as of June 30, 2006 and 14.94% at December 31, 2005.

Our deposits tend to be cyclical, with slower growth at the beginning of each year and increasing growth over the balance of the year. In addition, while occasional fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity, we have not experienced difficulty in dealing with such fluctuations from existing liquidity sources. As of June 30, 2006, 36.7% of non-interest bearing deposits are concentrated in two relationships. As of June 30, 2006, approximately 19.9% of total deposits are concentrated in four relationships with 13.4% of total deposits concentrated in one relationship. One of these relationships consists of deposits totaling $45.8 million, or 2.1% of total deposits, that are short-term in nature.

Based upon our existing business plan, management believes that the level of liquid assets is sufficient to meet the bank’s current and presently anticipated funding needs. Liquid assets of the bank represented approximately 18.22% of total assets at June 30, 2006 and 12.74% at December 31, 2005. If the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of Federal funds, sales of securities under agreements to repurchase, sales of loans, discount window borrowings from the Federal Reserve Bank and $199.1 million under a line of credit with the Federal Home Loan Bank of San Francisco at June 30, 2006, could be employed to meet those current and presently anticipated funding needs.

Our liquidity may be impacted negatively, however, by several other factors, including expenses associated with unforeseen or pending litigation and seasonal fluctuations of deposits.

Qualitative and Quantitative Disclosures About Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We do not have any market risk sensitive instruments entered into for trading purposes. We manage our interest rate sensitivity by matching the re-pricing opportunities on our earning assets to those on our funding liabilities. Management uses various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. Economic hedging strategies, including the terms and pricing of loans and deposits and managing our securities portfolio are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.

Interest rate risk is addressed by our Asset Liability Management Committee, or the ALCO, which is comprised of certain members of our senior management and six holding company board members that are independent directors as such term is used under the rules and regulations of the Nasdaq Stock Market. The ALCO monitors interest rate risk by analyzing the potential impact on the net portfolio of equity value and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to maintain the potential impact on net portfolio of equity value and net interest income within acceptable ranges despite changes in interest rates.

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

Market risk sensitive instruments are generally defined as derivatives and other financial instruments. At June 30, 2006 and December 31, 2005, we had not used any derivatives to alter our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, Federal Reserve Bank and Federal Home Loan Bank stock, investment securities, bank-owned life insurance, deposits, short term borrowings and junior subordinated deferrable interest debentures. At June 30, 2006, our interest-sensitive assets totaled approximately $2.133 billion while interest-sensitive liabilities totaled approximately $1.319 billion. At December 31, 2005, we had approximately $1.620 billion in interest-sensitive assets and approximately $1.135 billion in interest-sensitive liabilities.

The yield on interest-sensitive assets and the cost of interest-sensitive liabilities for the six months ended June 30, 2006 was 6.89% and 2.42%, respectively, compared to 6.20% and 1.39%, respectively, for the six months ended June 30, 2005. The increase in the yield on interest-sensitive assets is the result of the rising interest rate environment with yields on loans and leases held for investment, investment securities and federal funds sold increasing. The increase in the cost of our interest sensitive liabilities is primarily the result of higher rates paid on deposit products. Beginning in 2006, we increased rates paid on deposit accounts to retain existing customers and attract new deposit customers. As the short-term market rates increased throughout 2005, we did not proportionately increase interest rates paid on deposits. Accordingly, the increase in rates paid on deposits had a greater effect on the change in cost of interest sensitive liabilities during the six months ended June 30, 2006, than if we had increased rates proportionately throughout the previous year. The increase in the cost of our interest sensitive liabilities is also the result of higher interest paid on short-term borrowings and junior subordinated deferrable interest debentures.

Our interest sensitive assets and interest sensitive liabilities had estimated fair values of $2.081 billion and $1.241 billion, respectively, at June 30, 2006. At December 31, 2005, those amounts were $1.639 billion and $1.065 billion, respectively.

We evaluated the results of our net interest income simulation and market value of equity model prepared as of June 30, 2006 for interest rate risk management purposes. Overall, the model results indicate that our interest rate risk sensitivity is within limits set by the Board of Directors and our balance sheet is slightly asset sensitive. An asset sensitive balance sheet in an environment where the yield curve moves in a parallel fashion to changes in short term interest rates suggests that in a rising interest rate environment, our net interest margin would generally increase and during a falling interest rate environment, our net interest margin would generally decrease. As discussed above, for the six months ended June 30, 2006, our net interest margin decreased slightly even with our asset sensitive position as our funding costs increased faster than the movement in rates across the yield curve, which had the effect of nullifying any positive effect of the asset sensitivity of our balance sheet.

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

As of June 30, 2006, the following table presents forecasted net interest income and net interest margin using a base market rate and the estimated change to the base scenario given immediate and sustained upward and downward movement in interest rates of 100 basis points and 200 basis points:

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base	Net Interest Margin Percent	Net Interest Margin Change (in basis points)
	(Dollars in thousands)
Up 200 basis points	$127,467	6.38%	5.98%	36
Up 100 basis points	$123,820	3.34%	5.80%	18
BASE CASE	$119,817	0.00%	5.62%	—
Down 100 basis points	$115,704	(3.43)%	5.42%	(20)
Down 200 basis points	$108,763	(9.23)%	5.10%	(52)

Our simulation results as of June 30, 2006 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates of 200 basis points would result in a 6.38% increase in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates of 200 basis points would result in a 9.23% decrease in net interest income over the next 12 months. The simulation results indicate that a 200 basis point upward shift in interest rates would result in a 36 basis point increase in our net interest margin, assuming all other variables remained unchanged. Conversely, a 200 basis point decline in interest rates would cause a 52 basis point decrease in our net interest margin.

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

ITEM 4. Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, as of the quarter ended June 30, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered in this report.

During the quarter ended June 30, 2006, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls.

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

The appeal brief was filed in February 2006 by dissenting shareholders that hold a majority of the Cerritos Valley Bank common stock shares involved in the litigation. Shareholders holding the remaining Cerritos Valley Bank common stock shares involved in the litigation are not participating in the appeal. Bank of Orange County intends to continue to vigorously defend this action and filed a response to the appeal brief in June 2006.

ALC Bankruptcy Case

On October 27, 2005, the bankruptcy trustee of ALC Building Corporation filed an adversary action in the United States Bankruptcy Court, Central District of California against Bank of Orange County, a division of our bank in a matter entitled Peter C. Anderson, Trustee of ALC v. Bank of Orange County. ALC was a former vendor of Bank of Orange County that was retained to provide construction funding services. Creditors of ALC filed an involuntary Chapter 7 bankruptcy petition against ALC on March 5, 2004. The bankruptcy trustee sought damages in the amount of $577,853.30 from Bank of Orange County for all funds Bank of Orange County received from ALC in the 90-day period prior to the date the involuntary bankruptcy petition was filed against ALC, plus interest and costs. Bank of Orange County vigorously defended the action. However, the bankruptcy trustee filed a motion for summary judgment, which was granted on June 12, 2006 and judgment was entered against Bank of Orange County in the amount of $577,853.30, plus interest and costs. Bank of Orange County tendered a check in the amount of $613,372.87 at the beginning of August 2006 to satisfy the judgment. Bank of Orange County intends to file a proof of claim as an unsecured creditor in the Chapter 7 bankruptcy and we estimate the net loss to be approximately $500,000.

I TEM 1A. Risk Factors

In addition to the other information set forth in this report and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, you should carefully consider the factors set forth below, which have changed from the risk factors discussed in our Annual Report to set forth specific risks related to the acquisition of Southwest Community Bancorp and have also changed to reflect the Company’s strategy to grow internally rather than primarily growing through acquisitions. The risk factors have also changed to reflect our concentration of deposits. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our growth and expansion may strain our ability to manage our operations and our financial resources.

Our financial performance and profitability depend on our ability to execute our corporate growth strategy. In addition to seeking deposit and loan and lease growth in existing markets, we continually evaluate pursuing expansion opportunities through strategically placed new branches. Since 2004, we have also executed our corporate growth strategy by acquiring community banks in identified strategic markets. Continued growth, however, may present operating and other problems that could adversely affect our business, financial condition, results of operations and cash flows. Accordingly, there can be no assurance that Placer Sierra Bancshares will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.

Our growth may also place a strain on our administrative, operational and financial resources and increase demands on our systems and controls. We plan to pursue opportunities to expand our business through internally generated growth and have also expanded our business through acquisitions. This business growth may require continued enhancements to and expansion of our operating and financial systems and controls and may strain or significantly challenge them. The process of consolidating the businesses and implementing the strategic integration of any acquired businesses, such as Southwest Community Bancorp and Southwest Community Bank, with our existing business may take a significant amount of time. It may also place additional strain on Placer Sierra Bancshares’ resources and could subject us to additional expenses. We cannot assure you that we will be able to integrate any acquired businesses successfully or in a timely manner. In addition, our existing operating and financial control systems and infrastructure may not be adequate to maintain and effectively monitor future growth.

Our continued growth may also increase the need for qualified personnel. We cannot assure you that we will be successful in attracting, integrating and retaining such personnel.

We face risks associated with the acquisition of Southwest Community Bancorp relating to difficulties in integrating combined operations, potential disruption of operations and related negative impact on earnings and incurrence of substantial expenses.

We recently acquired Southwest Community Bancorp. In connection with this acquisition, we face risks commonly encountered, including disruption of our ongoing business, difficulty in integrating acquired operations and personnel, inability of our management to maximize our financial and strategic position by the successful implementation of uniform product offerings and the incorporation of uniform technology into our product offerings and control system, and inability to maintain uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of changes in management. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with this acquisition. We cannot assure you that integration of acquired Southwest Community Bank’s or its branches’ operations will be successfully accomplished. The inability to improve the operating performance of Southwest Community Bank and its branches or to integrate successfully their operations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our balance sheet is asset sensitive. Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities. At June 30, 2006 our balance sheet was asset sensitive in an environment where the yield curve moves in a parallel fashion to changes in short term interest rates, which means that our net interest margin tends to expand in a rising interest rate environment and decline in a falling interest rate environment. However, for the first six months of 2006, our funding costs have increased faster than the movement in rates across the yield curve, which has had the effect of nullifying any positive effect of the asset sensitivity of our balance sheet. Beginning in 2006, we increased rates paid on deposit accounts to retain existing customers and attract new deposit customers. As short-term rates continue to rise, retention of existing deposit customers and the attraction of new deposit customers may require us to continue increasing rates we pay on deposit accounts faster than increases in interest rates across the yield curve. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

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

A downturn in our real estate markets could hurt our business because most of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. As of June 30, 2006, approximately 88.9% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California. If there is a significant decline in real estate values, especially in California, the collateral for our loans will provide less security. Real estate values could also be negatively affected by, among other things, earthquakes and other natural disasters particular to California. The median sales price of an existing single-family detached home in California increased 6.2% from June 2005 to June 2006, while the number of homes sold decreased 26.3% during the same period. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we cannot attract deposits, our growth may be inhibited. A significant amount of our deposits are concentrated in a few customers and loss of any of these customers could significantly impact our growth and earnings.

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

A significant amount of our deposits are concentrated in a few customers. As of June 30, 2006, approximately 19.9% of total deposits are concentrated in four relationships with 13.4% of total deposits concentrated in one relationship. One of these relationships consists of deposits totaling $45.8 million, or 2.1%, of total deposits that are short-term in nature. Additionally, 36.7% of demand deposits are concentrated in two relationships. Loss of any of these customers could significantly impact our growth and earnings.

Our future ability to pay dividends is subject to restrictions. As a result, capital appreciation, if any, of our common stock may be your sole source of gains in the future.

Since we are a holding company with no significant assets other than the bank, we currently depend upon dividends from the bank for a substantial portion of our revenues. Our ability to pay dividends will continue to depend in large part upon our receipt of dividends or other capital distributions from the bank. Our ability to pay dividends is also subject to the restrictions of the California General Corporation Law.

The ability of the bank to pay dividends or make other capital distributions to us is subject to the regulatory authority of the Board of Governors of the Federal Reserve System, or the Federal Reserve, and the California Department of Financial Institutions or the DFI. As of June 30, 2006, the bank could have paid approximately $18.7 million in dividends without the prior approval of the Federal Reserve or the DFI. The amount the bank may pay in dividends may be further restricted due to the fact that the bank must maintain a certain minimum amount of capital to be considered a “well-capitalized” institution. Accordingly, the amount available for payment of dividends to us by the bank for the bank to remain “well-capitalized” immediately thereafter totaled $29.0 million at June 30, 2006. Accordingly, the maximum amount available for payment to the holding company is $18.7 million without prior regulatory approval.

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

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal control we may discover material weaknesses or significant deficiencies in our internal control as defined under standards adopted by the Public Company Accounting Oversight Board, or PCAOB, that require remediation. Under the PCAOB standards, a “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	We held our annual meeting of shareholders on May 31, 2006.

(b)	The following directors were elected at the annual meeting to serve for a one-year term:

Ronald W. Bachli

Christi Black

Robert J. Kushner

Larry D. Mitchell

Dwayne A. Shackelford

William J. Slaton

Robert H. Smiley

Sandra R. Smoley

(c)	At the annual meeting, the shareholders voted on the following proposals:

(1) to approve the principal terms of the Agreement and Plan of Merger and Reorganization, including the issuance of common stock described therein, by and between Placer Sierra Bancshares and Southwest Community Bancorp dated as of February 15, 2006, and the transactions contemplated thereby;

(2) to elect our directors;

(3) to approve an amendment to our Bylaws to change the authorized range of directors to seven (7) to thirteen (13) directors;

(4) to ratify the appointment of Perry-Smith LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006; and

(5) to approve a proposal to grant discretionary authority to adjourn the annual meeting if necessary to permit further solicitation of proxies if there are not sufficient votes at the time of the annual meeting to approve the terms of the merger agreement.

The results of the voting were as follows:

Matter	Votes For	Votes Against	Withheld	Abstentions	Broker Non-Votes
Approve Merger Agreement	13,034,362	14,900	N/A	21,800	813,917
Election of Directors
Ronald W. Bachli	13,631,424	N/A	253,575	N/A	N/A
Christi Black	13,865,456	N/A	19,543	N/A	N/A
Robert J. Kushner	13,715,690	N/A	169,309	N/A	N/A
Larry D. Mitchell	13,495,705	N/A	389,294	N/A	N/A
Dwayne A. Shackelford	13,811,090	N/A	73,909	N/A	N/A
William J. Slaton	13,769,756	N/A	115,243	N/A	N/A
Robert H. Smiley	13,769,711	N/A	115,288	N/A	N/A
Sandra R. Smoley	13,715,145	N/A	169,854	N/A	N/A
Bylaw Amendment	13,852,474	18,204	N/A	14,321	0
Independent Public Accountants	13,449,863	431,571	N/A	3,565	0
Authority to Adjourn Meeting	12,463,266	1,411,033	N/A	10,700	0

(d)	Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(d)	Exhibits.

Exhibit Number	Exhibit Title or Description
3.1	Amended and Restated Bylaws of the Registrant as of May 31, 2006, as amended on June 14, 2006.

4.1	Warrant Agreement by and between Southwest Community Bank and U.S. Stock Transfer Corporation dated as of April 19, 2002.

4.1(a)	Assignment and Assumption Agreement by and between US Stock Transfer Corporation, Wells Fargo Bank, N.A., the Registrant, and Placer Sierra Bank dated June 9, 2006.

4.1(b)	First Amendment to Warrant Agreement by and between the Registrant and Wells Fargo Bank, N.A. dated June 12, 2006.

4.1 (c)	Form of Warrant.

4.3	Indenture dated as of April 22, 2003 by and between Southwest Community Bancorp and U.S. Bank National Association, as Trustee.

4.3(a)	Amended and Restated Declaration of Trust of Southwest Community Statutory Trust I dated as of April 22, 2003, among Southwest Community Bancorp, U.S. Bank National Association, as Institutional Trustee, and Frank J. Mercardante, James Lemery and Paul M. Weil, as Administrators.

4.3(b)	Guarantee Agreement dated as of April 22, 2003 between Southwest Community Bancorp, as Guarantor and U.S. Bank National Association, as Guarantee Trustee.

4.3	(c)	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures (included as Exhibit A to Exhibit 4.3).

4.3	(d)	First Supplemental Indenture by and between U.S. Bank National Association and Placer Sierra Bancshares dated June 9, 2006.

4.3	(e)	Appointment of Successor Administrators dated as of June 9, 2006, among the Registrant, David E. Hooston, James A. Sundquist and Angelee J. Harris and U.S. Bank National Association.

10.1		2006 Executive Annual Incentive Plan of the Registrant (Exhibit 10.1 to Form 8-K filed with the SEC on June 5, 2006 and incorporated herein by reference).

10.2		Employment Agreement dated as of June 9, 2006 between Ronald W. Bachli and the Registrant.

10.3		Agreement for Severance Benefits, dated as of May 23, 2006, between Thomas Nations and Placer Sierra Bank.

10.4		Executive Supplemental Compensation Agreement, dated January 20, 2005 (as amended on April 28, 2005 and on April 19, 2006) between Southwest Community Bank and Alan J. Lane.

10.4	(a)	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated June 15, 2005 (as amended on April 19, 2006), between Southwest Community Bank and Alan J. Lane.

10.5		Executive Supplemental Compensation Agreement, dated January 20, 2005 (as amended on October 29, 2004, April 19, 2006 and on May 23, 2006) between Southwest Community Bank and Stuart McFarland.

10.5	(a)	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated January 6, 2003 (as amended on October 29, 2004 and April 19, 2006), between Southwest Community Bank and Stuart McFarland.

10.6		Executive Supplemental Compensation Agreement, dated October 17, 2001 (as amended on April 19, 2006) between Southwest Community Bank and Frank J. Mercardante.

10.6	(a)	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated January 6, 2003 (as amended on April 19, 2006) between Southwest Community Bank and Frank J. Mercardante.

21.1		Subsidiaries of the Registrant.

31.1		Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLACER SIERRA BANCSHARES

Dated: August 8, 2006	/s/ David E. Hooston
David E. Hooston Chief Financial Officer