Form 10-Q
period 2006-09-30
PLACER SIERRA BANCSHARES
filed 2006-11-08
CIK 1279410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006 there were 22,430,445 shares of the registrant’s common stock outstanding.

ii

PART I—FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	September 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$222,392	$55,768
Federal funds sold	24,732	1,500

Cash and cash equivalents	247,124	57,268
Interest bearing deposits with other banks	100	—
Investment securities available-for-sale, at fair value	255,288	228,379
Federal Reserve Bank and Federal Home Loan Bank stock	16,211	14,385
Loans held for sale, at lower of cost or market	3,932	—
Loans and leases held for investment, net of allowance for loan and lease losses of $22,325 at September 30, 2006 and $16,714 at December 31, 2005	1,796,671	1,358,772
Premises and equipment, net	21,117	25,288
Cash surrender value of life insurance	55,142	44,330
Goodwill	216,642	103,260
Other intangible assets, net	23,098	11,589
Accrued interest receivable and other assets, net	38,278	17,191

Total assets	$2,673,603	$1,860,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$907,808	$502,387
Interest bearing	1,266,493	1,070,495

Total deposits	2,174,301	1,572,882
Short-term borrowings	15,627	11,369
Accrued interest payable and other liabilities	24,439	13,319
Junior subordinated deferrable interest debentures	63,571	53,611

Total liabilities	2,277,938	1,651,181

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 25,000,000 shares authorized; none issued or outstanding at September 30, 2006 or December 31, 2005	—	—
Common stock, no par value, 100,000,000 shares authorized, 22,375,896 (including 36,135 shares of nonvested restricted stock) and 15,042,981 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	338,875	160,596
Retained earnings	58,660	50,948
Accumulated other comprehensive loss, net of taxes	(1,870)	(2,263)

Total shareholders’ equity	395,665	209,281

Total liabilities and shareholders’ equity	$2,673,603	$1,860,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Interest on loans held for sale	$98	$—	$150	$—
Interest and fees on loans and leases held for investment	34,691	22,864	87,170	65,348
Interest on interest bearing deposits with other banks	—	—	—	2
Interest and dividends on investment securities:
Taxable	2,684	2,540	7,781	7,493
Tax-exempt	402	185	825	535
Interest on federal funds sold	1,294	264	1,850	618

Total interest income	39,169	25,853	97,776	73,996

Interest expense:
Interest on deposits	8,315	3,696	20,301	9,793
Interest on short-term borrowings	82	21	478	81
Interest on junior subordinated deferrable interest debentures	1,298	898	3,430	2,494

Total interest expense	9,695	4,615	24,209	12,368

Net interest income	29,474	21,238	73,567	61,628
Provision for the allowance for loan and lease losses	—	—	—	—

Net interest income after provision for the allowance for loan and lease losses	29,474	21,238	73,567	61,628

Non-interest income:
Service charges and fees on deposit accounts	2,379	2,070	6,226	5,801
Referral and other loan-related fees	649	1,298	2,305	2,834
Increase in cash surrender value of life insurance	503	396	1,334	1,240
Debit card and merchant discount fees	385	312	1,034	901
Revenues from sales of non-deposit investment products	235	204	748	570
Gain on sale of loans held for sale, net	222	—	426	—
Gain on sale of loans held for investment, net	—	—	201	—
Loan servicing income	84	102	223	340
Loss on sale of investment securities available-for-sale, net	—	(1)	—	(56)
Other	149	90	414	408

Total non-interest income	4,606	4,471	12,911	12,038

Non-interest expense:
Salaries and employee benefits	13,314	7,471	30,905	22,469
Occupancy and equipment	2,658	2,039	7,000	6,030
Impairment of long-lived assets	4,973	—	4,973	—
Other	8,550	5,147	19,774	15,616

Total non-interest expense	29,495	14,657	62,652	44,115

Income before provision for income taxes	4,585	11,052	23,826	29,551
Provision for income taxes	1,581	4,406	9,144	11,634

Net income	$3,004	$6,646	$14,682	$17,917

Earnings per share:
Basic	$0.13	$0.44	$0.81	$1.20

Diluted	$0.13	$0.44	$0.80	$1.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Nine Months Ended September 30, 2006
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2005	15,042,981	$160,596	$50,948	$(2,263)	$209,281
Comprehensive income:
Net income			14,682		14,682
Net change in unrealized loss on investment securities available- for-sale, net of tax				393	393

Total comprehensive income					15,075

Stock options exercised, including tax benefit	67,870	998			998
Restricted common stock awarded	36,135	—			—
Restricted common stock award compensation expense		344			344
Stock option compensation expense		1,861			1,861
Stock issued, net of issuance costs	7,228,910	172,360			172,360
Warrants assumed, net of issuance costs		2,716			2,716
Cash dividends declared ($0.39 per share)			(6,970)		(6,970)

Balance, September 30, 2006	22,375,896	$338,875	$58,660	$(1,870)	$395,665

	Nine Months Ended September 30, 2005
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2004	14,877,056	$157,834	$33,323	$484	$191,641
Comprehensive income:
Net income			17,917		17,917
Net change in unrealized gain (loss) on investment securities available-for-sale, net of tax				(1,930)	(1,930)

Total comprehensive income					15,987

Stock options exercised, including tax benefit	115,698	1,894			1,894
Cash dividends declared ($0.36 per share)			(5,373)		(5,373)

Balance, September 30, 2005	14,992,754	$159,728	$45,867	$(1,446)	$204,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$14,682	$17,917
Adjustments to reconcile net income to net cash provided by operations:
Accretion of investment security discounts/premiums, net	(110)	(120)
Accretion of fair value adjustment of loans acquired	(364)	—
Amortization of other intangible assets	1,747	1,947
Amortization of fair value adjustment of trust preferred securities acquired	(39)	—
Increase in deferred loan fees, net	15	235
Depreciation and amortization	2,486	2,362
Impairment of long-lived assets	4,973	—
Dividends received on FHLB and FRB stock	(512)	(357)
Loss on sale of investment securities available-for-sale, net	—	56
Loss on sale of other real estate	—	22
Loss on disposal of premises and equipment	9	8
Gain on sale of loans held for investment, net	(201)	—
Gain on sale of loans held for sale, net	(426)	—
Fundings of loans held for sale	(1,602)	—
Proceeds from sale of loans held for sale, net	7,674	—
Stock-based compensation	2,205	—
Deferred tax benefit on stock based compensation	(924)	—
Provision for deferred income taxes	(1,657)	(804)
Increase in cash surrender value of life insurance	(1,334)	(1,240)
Net decrease (increase) in accrued interest receivable and other assets	4,412	(836)
Net increase (decrease) in accrued interest payable and other liabilities	1,912	(1,279)

Net cash provided by operating activities	32,946	17,911

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(493)	(33,938)
Proceeds from the sale of investment securities available-for-sale	—	21,473
Proceeds from calls and maturities of investment securities available-for-sale	5,135	29,265
Proceeds from principal repayments of investment securities available-for-sale	—	187
Redemption (purchase) of FHLB and FRB stock	187	(3,707)
Deposit on single premium cash surrender value life insurance	(292)	(292)
Net increase in loans and leases held for investment	(122,303)	(59,321)
Proceeds from recoveries of charged-off loans	1,904	1,578
Purchases of premises and equipment	(1,834)	(2,314)
Proceeds from sale of premises and equipment	—	32
Proceeds from sale of other real estate	—	635
Proceeds from sale of loans held for investment, net	3,323	—
Net decrease in interest bearing deposits with other banks	67	—
Investment in limited partnership	(174)	(683)
Net cash received in acquisition	233,129	—

Net cash provided by (used in) investing activities	118,649	(47,085)

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS-(Continued)

(Dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from financing activities:
Net (decrease) increase in demand, interest bearing and savings deposits	(12,986)	25,714
Net increase in time deposits	52,037	49,974
Net increase (decrease) in short-term borrowings	4,258	(5,591)
Dividends paid	(6,970)	(6,118)
Exercise of stock options, including tax benefit	998	1,894
Deferred tax benefit on stock based compensation	924	—

Net cash provided by financing activities	38,261	65,873

Net increase in cash and cash equivalents	189,856	36,699
Cash and cash equivalents, beginning of period	57,268	39,616

Cash and cash equivalents, end of period	$247,124	$76,315

Non-cash financing activities:
Fair value of common stock issued in acquisition, net	$172,360	$—
Fair value of warrants assumed in acquisition, net	$2,716	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

NOTE 1—BASIS OF PRESENTATION

Consolidation and Basis of Presentation

The interim condensed consolidated financial statements include the accounts of Placer Sierra Bancshares (the Company) and the consolidated accounts of its wholly-owned subsidiary, Placer Sierra Bank (PSB). All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The financial statements reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the remainder of the year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Management has determined that since all of the banking products and services offered by the Company are available in each banking center of the bank, all banking centers are located within the state of California, the out-of-state loan production offices do not account for a significant amount of the Company’s revenues or expenses and management does not allocate resources based on the performance of different transaction activities, it is appropriate to aggregate the banking centers and loan production offices and report them as a single operating segment. No single customer accounts for more than 10% of the revenues of the Company or PSB.

Material estimates that are particularly susceptible to significant changes in the near-term, among other things, include the determination of the allowance for loan and lease losses, the determination of the carrying values of goodwill and other intangible assets, the valuation of stock-based compensation, and the realization of deferred tax assets. In connection with the determination of the allowance for loan and lease losses, management obtains independent appraisals for significant properties, evaluates overall loan portfolio characteristics and delinquencies and monitors economic conditions.

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

NOTE 2 –ACQUISITION

Southwest Community Bancorp and Southwest Community Bank Acquisition

As of the close of business on June 9, 2006, the Company completed the previously announced acquisition of Southwest Community Bancorp (Southwest) and its subsidiary Southwest Community Bank, a community bank with nine branches located in Southern California. The Company made this acquisition to expand its presence in Southern California. With the completion of this acquisition, Southwest Community Bank merged into Placer Sierra Bank, a wholly owned subsidiary of Placer Sierra Bancshares. In exchange for 100% of the outstanding common stock of Southwest, the shareholders received 7,228,910 shares of Placer Sierra Bancshares common stock valued at $172.4 million, net of issuance costs. Placer Sierra Bancshares assumed all outstanding warrants which are convertible into a total of 153,346 shares of common stock and were valued at $2.7 million, net of issuance costs, on the date of acquisition. The fair value of the common stock issued and warrants assumed was determined based on the average market price of the Company’s common stock over the 5-day period before and after the exchange ratio was known. In addition to the issuance of common stock and assumption of warrants, the Company paid $4,000 in cash for partial shares outstanding after applying the exchange ratio to the outstanding Southwest shares.

The acquisition was accounted for under the purchase method of accounting and accordingly, the operating results of Southwest have been included in the consolidated financial statements from the date of acquisition.

A summary of the preliminary purchase price allocations for the Southwest acquisition follows. These purchase price allocations are based on estimates of fair values and are subject to change as more information becomes available. Certain amounts have been adjusted as more information became available since the initial purchase price allocations were made. Accordingly, the final fair value amounts may be materially different from those presented in this report (dollars in thousands).

Assets acquired:
Cash and cash equivalents	$233,133
Interest bearing deposits with other banks	167
Investment securities	30,819
Loans, net	329,763
Premises and equipment	1,463
Goodwill	113,381
Other intangible assets	13,256
Cash surrender value of life insurance	9,186
Other assets	25,458

Total assets acquired	$756,626

Liabilities assumed:
Non-interest bearing deposits	$406,662
Interest bearing deposits	155,705
Junior subordinated deferrable interest debentures	9,999
Other liabilities	9,180

Total liabilities assumed	$581,546

Fair value of stock issued and warrants assumed, net of issuance costs	$175,076
Cash paid for partial shares after applying exchange ratio to outstanding Southwest shares	4

Total consideration paid	$175,080

The following table presents the unaudited pro forma results of operations for the nine months ended September 30, 2006 and the three and nine months ended September 30, 2005 as if the Southwest acquisition described above had been completed at the beginning of the respective periods and the actual results of the combined entity for the three months ended September 30, 2006. The unaudited pro forma results include: (1) the historical accounts of the Company and Southwest; and (2) pro forma adjustments, as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our operating results that would have occurred had this acquisition been completed at the beginning of 2005. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, operating efficiencies or asset dispositions and merger expenses of $2.4 million incurred by Southwest have been excluded (dollars in thousands, except per share data).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	Actual	Pro forma	Pro forma
Revenues (net interest income plus non-interest income)	$34,080	$34,736	$102,084	$98,572

Net income	$3,004	$9,022	$19,056	$24,077

Earnings per share:
Basic	$0.13	$0.40	$0.85	$1.08
Diluted	$0.13	$0.40	$0.84	$1.07

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computation is as follows (dollars in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Basic
Net income	$3,004	$6,646	$14,682	$17,917
Weighted average shares outstanding	22,330,052	14,962,765	18,067,491	14,922,100
Earnings per share - basic	$0.13	$0.44	$0.81	$1.20

Diluted
Net income	$3,004	$6,646	$14,682	$17,917
Weighted average shares of common stock and common stock equivalents outstanding	22,603,495	15,262,052	18,325,470	15,235,484
Earnings per share - diluted	$0.13	$0.44	$0.80	$1.18

Nonvested restricted stock is not included in the computation of basic earnings per share until vested. For the three and nine months ended September 30, 2006, 36,135 shares of nonvested restricted stock are not included in the computation of basic earnings per share.

For the three and nine months ended September 30, 2006, 841,845 and 834,345 shares of common stock issuable under stock option agreements, respectively, were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. In addition, 36,135 shares of common stock issuable under restricted stock agreements were not included in the computation of diluted earnings per share for the nine months ended September 30, 2006 because their effect would be anti-dilutive. For the three and nine months ended September 30, 2005, 75,000 and 135,000 shares of common stock issuable under stock option agreements, respectively, were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

NOTE 4 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company currently has two stock option plans, the Placer Sierra Bancshares 2002 Amended and Restated Stock Option Plan and the Southland Capital Co. 2002 Stock Option Plan. Options in the Southland Capital Co. plan have been converted into options to purchase shares of the Company and no additional options will be granted under this plan. The Placer Sierra Bancshares 2002 Amended and Restated Stock Option Plan permits the grant of nonstatutory stock options, incentive stock options, stock appreciation rights and restricted stock awards. The Company has granted both nonstatutory stock options and restricted stock awards to date. At September 30, 2006, grants outstanding combined with shares available for future grants totaled 2,031,508 shares under these plans. The shares available for grant may be granted to anyone eligible to participate in the plan. The plan requires that the price may not be less than the fair market value of the Company’s common stock at the date of grant. The options under the plans expire on dates determined by the Board of Directors or a committee of the Company’s Board of Directors, but not later than ten years from the date of grant. The vesting period is generally four or five years; however, the vesting period can be modified at the discretion of the Board of Directors or a committee of the Company’s Board of Directors. Outstanding options under the plans are exercisable until their expiration. In the event of a change in control, under certain conditions, all options, stock appreciation rights and restricted stock awards become immediately vested. In addition, participants holding restricted stock awards may be granted the right to exercise full voting rights with respect to those shares and may be credited with dividends paid with respect to the underlying shares, if the Board of Directors or a committee of the Board of Directors so determines. The Company issues new shares of common stock upon exercise of stock options, issuance of stock appreciation rights paid in stock and issuance of restricted stock.

Adoption of SFAS 123 (R)

Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principals Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations, as permitted by Financial Accounting Standards Board Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. For the three and nine months ended September 30, 2005 no stock-based employee compensation cost was recognized in the unaudited condensed consolidated statement of income for options granted as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), Share-Based Payment (SFAS 123 (R)), using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments vesting during 2006 that were granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments vesting during 2006 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income before provision for income taxes and net income for the nine months ended September 30, 2006 was $1.9 million and $1.1 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. The Company’s income before provision for income taxes and net income for the three months ended September 30, 2006 was $1.5 million and $895,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic earnings per share for the three and nine months ended September 30, 2006 had the Company not adopted SFAS 123(R) would have been $0.04 and $0.06 higher, respectively, than if the Company had continued to account for share-based compensation under APB 25. Diluted earnings per share for the three and nine months ended September 30, 2006 had the Company not adopted SFAS 123(R) would have been $0.04 and $0.06 higher, respectively, than if the Company had continued to account for share-based compensation under APB 25.

SFAS 123(R) requires the cash flows resulting from the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized for stock-based compensation (excess tax benefits) to be classified as a cash flow from financing in the unaudited condensed consolidated statement of cash flows. The $924,000 excess tax benefits classified as a financing cash inflow for the nine months ended September 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R).

Determining Fair Value

Valuation and Amortization Method - The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term – The Company's expected term represents the period that the Company's stock-based awards are expected to be outstanding. The expected term for certain qualifying options is determined based on the “simplified” method, as outlined in Staff Accounting Bulletin (SAB) No. 107, when using the Black-Scholes option-pricing formula to determine the fair value of options granted, since the Company’s common stock has been publicly traded for approximately two years. Under this method, the expected term is determined by adding the vesting term to the original contractual term and dividing by two. For options with terms that do not qualify for the simplified method, the Company bases the estimate for expected term on the terms of the optionee’s employment agreement, their level within the Company, previous activity, number of shares currently owned and the expected time of when those options would be exercised.

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

Pro Forma

The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options' vesting periods (dollars in thousands, except per share data):

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net income, as reported	$6,646	$17,917
Add: Stock-based compensation expense included in reported net income, net of related tax effect	—	—
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effect	(77)	(201)

Pro forma net income	$6,569	$17,716

Basic earnings per share – as reported	$0.44	$1.20
Diluted earnings per share – as reported	$0.44	$1.18
Basic earnings per share – pro forma	$0.44	$1.19
Diluted earnings per share – pro forma	$0.43	$1.16

The fair value of the options granted during the three and nine months ended September 30, 2006 and 2005 are noted below and were based on the Black-Scholes option-pricing formula with the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	2.20%	1.50%	1.90%	1.50%
Expected volatility	30.00%	25.00%	29.44%	25.00%
Risk-free interest rate	4.87%	4.15%	4.88%	3.89%
Expected option life	4.95 years	6.25 years	4.98 years	5.06 years
Weighted average fair value of options granted during the period	$6.14	$8.06	$6.61	$6.41

Stock Option Compensation Expense

The compensation cost that has been charged against income for stock options was $1.5 million and $1.9 million for the three and nine months ended September 30, 2006, respectively. The total income tax benefit recognized in the income statement for stock options was $649,000 and $782,000 for the three and nine months ended September 30, 2006, respectively.

Management estimated that forfeitures would not be significant and is recognizing compensation costs for all equity awards.

At September 30, 2006, the total compensation cost related to nonvested stock option awards granted to employees under the Company’s stock option plans but not yet recognized was $3.4 million. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This cost is expected to be recognized over a weighted average remaining period of 1.7 years and will be adjusted for subsequent changes in estimated forfeitures.

The total fair value of shares vested during the three months ended September 30, 2006 and 2005 was $1.3 million and $5,000, respectively. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $1.7 million and $63,000, respectively.

Stock Option Activity

A summary of the option activity in the Placer Sierra Bancshares 2002 Amended and Restated Stock Option Plan is as follows:

	For the Nine Months Ended September 30,
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	705,472	$16.99	591,031	$12.40
Options granted	548,095	$23.15	226,500	$25.54
Options exercised	(26,352)	$9.58	(49,271)	$9.65
Options forfeited/expired	(7,010)	$22.04	(23,243)	$16.28

Options outstanding, end of period	1,220,205	$19.89	745,017	$16.46

Options exercisable, end of period	572,536	$16.00	332,107	$9.66

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at September 30, 2006. The intrinsic value of options outstanding and exercisable relating to the above stock option plan was $4.6 million and $4.0 million, respectively, as of September 30, 2006. The weighted average remaining contractual term of options outstanding and exercisable relating to the above stock option plan was 6.2 and 5.6 years, respectively. During the nine months ended September 30, 2006 and 2005, the aggregate intrinsic value of options exercised relating to the above stock option plan was $389,000 and $873,000, respectively.

A summary of the activity in the Southland Capital Co. 2002 Stock Option Plan is as follows:

	For the Nine Months Ended September 30,
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	243,261	$7.82	308,976	$7.82
Options granted	—	$—	—	$—
Options exercised	(41,518)	$7.82	(47,506)	$7.82
Options forfeited	(4,559)	$7.82	(6,552)	$7.82

Options outstanding, end of period	197,184	$7.82	254,918	$7.82

Options exercisable, end of period	193,880	$7.82	228,844	$7.82

The intrinsic value of both options outstanding and exercisable relating to the above stock option plan was $2.8 million as of September 30, 2006. The weighted average remaining contractual term for options outstanding and exercisable relating to the above stock option plan was 6.0 and 5.9 years, respectively. During the nine months ended September 30, 2006 and 2005, the aggregate intrinsic value of options exercised relating to the above stock option plan was $739,000 and $918,000, respectively.

In addition to the above plans, during 2002 stock options for 47,897 shares were granted to past directors and a former executive officer of PSB. No additional options have subsequently been granted outside the above plans. During the nine months ended September 30, 2005, 18,921 options were exercised with an intrinsic value of $333,000. No options were canceled. All of these options had either been exercised or canceled as of September 30, 2005.

Cash received from stock option exercises under all stock option plans for the nine months ended September 30, 2006 and 2005 was $576,000 and $1.0 million, respectively. The actual tax benefit realized from stock option exercises under all stock option plans totaled $422,000 and $884,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

The participants granted these restricted common stock awards were granted the right to dividend payments with respect to the underlying shares but were not granted voting rights on nonvested shares. The Company retains voting rights on the nonvested restricted stock. As of September 30, 2006, 36,135 shares of restricted stock are outstanding, nonvested and expected to vest.

The compensation cost that has been charged against income for restricted stock awards was $166,000 and $344,000 for the three and nine months ended September 30, 2006, respectively. The total income tax benefit recognized in the income statement for restricted stock awards was $70,000 and $144,000 for the three and nine months ended September 30, 2006, respectively.

At September 30, 2006, the total compensation cost related to nonvested restricted common stock but not yet recognized was $637,000. Restricted common stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of approximately 0.7 years and will be adjusted for subsequent changes to estimated forfeitures. The intrinsic value of restricted common stock outstanding was $803,000 as of September 30, 2006.

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

The appeal brief was filed in February 2006 by dissenting shareholders that hold a majority of the Cerritos Valley Bank common stock shares involved in the litigation. Shareholders holding the remaining Cerritos Valley Bank common stock shares involved in the litigation are not participating in the appeal. Bank of Orange County filed a response to the appeal brief in June 2006 and a hearing on the matter has been set for November 15, 2006 with the California Court of Appeal, Fourth Appellate District, Division Three at its courtroom located in Santa Ana, California. Bank of Orange County intends to continue to vigorously defend this action.

ALC Bankruptcy Case

On October 27, 2005, the bankruptcy trustee of ALC Building Corporation filed an adversary action in the United States Bankruptcy Court, Central District of California against Bank of Orange County, a division of PSB in a matter entitled Peter C. Anderson, Trustee of ALC v. Bank of Orange County. ALC was a former vendor of Bank of Orange County that was retained to provide construction funding services. Creditors of ALC filed an involuntary Chapter 7 bankruptcy petition against ALC on March 5, 2004. The bankruptcy trustee sought damages in the amount of $578,000 from Bank of Orange County for all funds Bank of Orange County received from ALC in the 90-day period prior to the date the involuntary bankruptcy petition was filed against ALC, plus interest and costs. Bank of Orange County vigorously defended the action. However, the bankruptcy trustee filed a motion for summary judgment, which was granted on June 12, 2006 and judgment was entered against Bank of Orange County in the amount of $578,000, plus interest and costs. Bank of Orange County tendered a check in the amount of $613,000 at the beginning of August 2006 to satisfy the judgment. Bank of Orange County filed a proof of claim as an unsecured creditor in the Chapter 7 bankruptcy on September 19, 2006 for the amount tendered in the judgment and estimates its net loss to be approximately $538,000.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	September 30, 2006	December 31, 2005
Commitments to extend credit	$605,850	$479,549
Standby letters of credit	$12,777	$9,333

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

Standby letters of credit are conditional commitments issued by PSB to guarantee the performance of a customer to a third party. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not considered to be material for recognition as a liability as of September 30, 2006 or December 31, 2005. The Company recognizes these fees as revenue over the term of the commitment, or when the commitment is used. Standby letters of credit are generally issued for one year or less and secured by certificates of deposit or are issued as sub-features under existing revolving credit commitments.

NOTE 6 - COMPREHENSIVE INCOME

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive income (loss). Total comprehensive income and the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2006 are presented net of taxes in the unaudited condensed consolidated statement of changes in shareholders’ equity and comprehensive income. Total comprehensive income for the three months ended September 30, 2006 and 2005 was $5.7 million and $5.2 million, respectively and for the nine months ended September 30, 2006 and 2005 was $15.1 million and $16.0 million, respectively.

The components of other comprehensive income (loss) are as follows (dollars in thousands):

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended September 30, 2006
Other comprehensive income:
Unrealized holding gains	$4,673	$(1,966)	$2,707
Less: reclassification adjustment for net gains included in net income	—	—	—

Total other comprehensive income	$4,673	$(1,966)	$2,707

For the Three Months Ended September 30, 2005
Other comprehensive loss:
Unrealized holding losses	$(2,444)	$1,005	$(1,439)
Less: reclassification adjustment for net losses included in net income	(1)	—	(1)

Total other comprehensive loss	$(2,443)	$1,005	$(1,438)

For the Nine Months Ended September 30, 2006
Other comprehensive income:
Unrealized holding gains	$622	$(229)	$393
Less: reclassification adjustment for net gains included in net income	—	—	—

Total other comprehensive income	$622	$(229)	$393

For the Nine Months Ended September 30, 2005
Other comprehensive loss:
Unrealized holding losses	$(3,330)	$1,368	$(1,962)
Less: reclassification adjustment for net losses included in net income	(56)	24	(32)

Total other comprehensive loss	$(3,274)	$1,344	$(1,930)

NOTE 7 – IMPAIRMENT OF LONG-LIVED ASSETS

During the third quarter of 2006, it was determined that based on the new strategic direction of the Company, it was more likely than not that the Company’s administrative campus in Auburn would be sold or otherwise disposed of prior to the end of its estimated useful life. In addition, the Company announced plans to consolidate all of its branches under a single brand name to unify the operations that have been acquired over the past few years. Based on these events, the Company recorded a $4.8 million reduction in the carrying value of the Company’s administrative campus and a $199,000 reduction in the carrying value of other long-lived assets during the third quarter of 2006. The fair value of the administrative campus in Auburn was determined based on an independent third party appraisal. The fair value of the assets relating to the re-branding initiative was based on the estimated fair value of those assets throughout their remaining useful life.

NOTE 8 - RECENT ACCOUNTING DEVELOPMENTS

Accounting for Servicing of Financial Assets

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Under SFAS 156, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date. SFAS 156 permits an entity to reclassify certain available-for-sale securities to trading securities provided that they are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities subsequently measured at fair value. The provisions of SFAS 156 are effective for an entity as of the beginning of its first fiscal year that begins after September 15, 2006. Management does not expect the adoption of SFAS 156 to have a material impact on the Company’s financial position or results of operations.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of FIN 48 to have a material impact on the Company’s financial position or results of operations.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions should be applied prospectively, except for certain specifically identified financial instruments. Management does not expect the adoption of SFAS 157 to have a material impact to the Company’s financial position or result of operations.

Accounting for Purchases of Life Insurance

In September 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (the Task Force) on Issue No. 06-5 (EITF 06-5) Accounting for the Purchases of Life Insurance – Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4 (FTB 85-4). FTB 85-4 indicates that the amount of the asset included in the balance sheet for life insurance contracts within its scope should be “the amount that could be realized under the insurance contract as of the date of the statement of financial position.” Questions arose in applying the guidance in FTB 85-4 to whether “the amount that could be realized” should consider 1) any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value and 2) the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time. EITF 06-5 determined that “the amount that could be realized” should 1) consider any additional amounts included in the contractual terms of the policy and 2) assume the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that is ultimately realized by the policy holder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the “amount that could be realized.” An entity should apply the provisions of EITF 06-5 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006. Management has not yet completed its evaluation of the impact that EITF 06-5 will have.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-4) Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee. EITF 06-4 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy. An entity should apply the provisions of EITF 06-4 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2006. Management has not yet completed its evaluation of the impact that EITF 06-4 will have.

Consideration of the Effects of Prior Year Misstatements

In September, 2006, the Securities and Exchange Commission published Staff Accounting Bulleting No. 108 (SAB 108) Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in SAB 108 were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance will apply to the first fiscal year ending after November 15, 2006 and early application in interim periods is encouraged. Management does not believe the adoption of SAB 108 will have a material impact on the Company’s financial position or results of operations.

NOTE 9 - SUBSEQUENT EVENT

On October 26, 2006 the Board of Directors declared a common stock cash dividend of $0.15 per share for the fourth quarter of 2006. The dividend will be payable on or about November 23, 2006 to its shareholders of record on November 10, 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, strategic initiatives Placer Sierra Bancshares intends to undertake, expectations of the business environment in which Placer Sierra Bancshares and its subsidiaries operates, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. Factors that might cause such a difference include, but are not limited to: cost savings from acquisitions cannot be fully realized within the expected time frame; the integration of acquired businesses, including Southwest Community Bancorp, takes longer or is less successful than expected; revenues are lower than expected; potential or actual litigation occurs; and other factors discussed under Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2005, and under Part II, Item 1A in this quarterly report on Form 10-Q and our other current and periodic filings with the Securities and Exchange Commission. We do not undertake and specifically disclaim any obligation to update such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by law.

Overview

Who We Are

We are the bank holding company for Placer Sierra Bank (the bank), a California state-chartered commercial bank. Our bank conducts a portion of its banking business through the following divisions: Sacramento Commercial Bank, Bank of Lodi, Bank of Orange County and Southwest Community Bank. The bank has one active subsidiary, Central Square Company, Inc., a provider of non-deposit investment products.

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

Southwest Community Bancorp and Southwest Community Bank Acquisition

As of the close of business on June 9, 2006, the Company completed the acquisition of Southwest Community Bancorp (Southwest) and its subsidiary Southwest Community Bank, a community bank with nine branches located in Southern California. With the completion of this acquisition, Southwest Community Bank merged into Placer Sierra Bank, a wholly-owned subsidiary of Placer Sierra Bancshares. The fair value of assets acquired, including goodwill, totaled $756.6 million. The fair value of the liabilities assumed totaled $581.5 million. Southwest Community Bancorp shareholders received 7,228,910 shares of Placer Sierra Bancshares common stock valued at $172.4 million, net of issuance costs. Placer Sierra Bancshares assumed all outstanding warrants which are convertible into a total of 153,346 shares of common stock valued at $2.7 million, net of issuance costs, on the date of acquisition.

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

Our Opportunities, Challenges and Risks

Our strategy is to be a premier banking company in California for the long-term benefit of our shareholders, customers and employees. We believe we have opportunities for internal loan and deposit growth because our primary operations are located in some of the strongest growth markets in Northern, Central and Southern California, and we plan to position our company to take full advantage of these markets.

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

Strategic Initiatives

Following the change in leadership during the third quarter 2006, the Company conducted a thorough review of all areas of its operations to identify opportunities to position the Company for improved performance in the future. As a result of this review, the Company began to execute the following strategic initiatives:

Balance Sheet Repositioning

The Company is taking a number of steps designed to reduce its cost of funds, better manage its liquidity requirements and expand its net interest margin. These steps include:

•	Redeeming $38.1 million in junior subordinated deferrable interest debentures and refinancing approximately $25 million of the amounts redeemed at interest rates 198 basis points lower than what the Company is currently paying;

•	Increasing the capacity of its FHLB and Fed Funds lines of credit;

•	Reducing interest rates offered on deposit accounts compared to rates offered within its market areas;

•	Allowing the run-off of CDs as they mature and increasing the percentage of core deposits within the deposit base.

The Company expects that it will begin to experience the positive effects of these strategies on its net interest margin in the fourth quarter of 2006 and continuing throughout 2007.

Re-branding

The Company is consolidating all of its banking centers under a single brand name to foster cohesion and a unified corporate culture among the operations that have been acquired over the past few years. It is expected that the new brand will be launched by the end of the first quarter of 2007.

Core System Restructuring

The Company is in the process of restructuring its core processing systems to allow it to provide best of class electronic banking depository products to middle market companies. The system improvements will be phased in beginning in the fourth quarter of 2006 through mid-2007. The Company believes that the improved system will have a positive effect on its core deposit gathering efforts.

Expand Focus on SBA Lending

The Company will strive to have SBA lending become a greater contributor to its revenue stream as the SBA strategy is leveraged throughout the balance of Placer Sierra’s markets.

Results of Operations

Key Performance Indicators

The following sections contain tables and data setting forth certain statistical information about us for the three and nine months ended September 30, 2006 and 2005. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2006 and 2005 included herein, and our audited consolidated financial statements and notes thereto for the year ended December 31, 2005 and the related discussion therein, included in our Annual Report on Form 10-K.

As of September 30, 2006, we had total assets of $2.674 billion, total loans and leases held for investment, net of deferred fees and costs, of $1.819 billion, total deposits of $2.174 billion and shareholders’ equity of $395.7 million. For the nine months ended September 30, 2006, average earning assets were $1.861 billion, average loans and leases held for investment, net of deferred fees and costs, were $1.557 billion, and average deposits were $1.825 billion. As of September 30, 2006, 22,375,896 shares of our common stock were outstanding (including 36,135 shares of nonvested restricted stock), having a book value per share of $17.68.

Net income for the quarter ended September 30, 2006 was $3.0 million, or $0.13 per diluted share, compared with net income of $6.6 million, or $0.44 per diluted share, for the third quarter of 2005. Third quarter 2006 results include the following pre-tax charges of $8.7 million ($5.0 million after taxes), or the equivalent of $0.23 per diluted share:

•	expenses related to the retirement and resignation of the Chief Executive Officer during the quarter;

•	accelerated vesting of options granted to the new Chief Executive Officer;

•	an impairment charge on the Company’s administrative buildings in Auburn, CA;

•	the write-off of issuance costs on two the Company’s junior subordinated deferrable interest debentures, which the Company plans to redeem and refinance a portion of the amount redeemed in the fourth quarter of 2006;

•	expenses resulting from the termination of an employment and a consulting agreement with former employees; and

•	the write-down of certain assets identified as impaired through the Company’s re-branding initiative.

Net income for the nine months ended September 30, 2006 was $14.7 million, or $0.80 per diluted share compared with net income of $17.9 million, or $1.18 per diluted share for the nine months ended September 30, 2005. Year to date 2006 results include pre-tax charges of $9.3 million ($5.4 million after taxes), or the equivalent of $0.30 per diluted share, consisting of both charges recorded in the third quarter as discussed above, as well as $622,000 in pre-tax charges ($360,000 after taxes) recorded in the second quarter related to the bankruptcy of a vendor and the settlement of a lawsuit.

Third quarter 2006 and year-to-date diluted earnings per share also reflect the increase in earnings attributable to the acquisition of Southwest Community Bancorp (Southwest) as of the close of business on June 9, 2006, offset by the increase in the number of shares outstanding resulting from the issuance of new shares in connection with this all-stock acquisition.

The following table presents our key performance indicators on a GAAP basis for the three and nine months ended September 30, 2006 and 2005:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Net interest income	$29,474	$21,238	$73,567	$61,628
Non-interest income	4,606	4,471	12,911	12,038

	34,080	25,709	86,478	73,666
Provision for the allowance for loan and lease losses	—	—	—	—
Non-interest expense	29,495	14,657	62,652	44,115
Provision for income taxes	1,581	4,406	9,144	11,634

GAAP net income	$3,004	$6,646	$14,682	$17,917

Average assets	$2,656,366	$1,862,842	$2,213,113	$1,838,461
Average shareholders’ equity	$395,626	$200,746	$288,708	$196,008
Share Information:
Weighted average shares outstanding – basic	22,330,052	14,962,765	18,067,491	14,922,100
Weighted average shares outstanding – diluted	22,603,495	15,262,052	18,325,470	15,235,484
GAAP Profitability Measures:
Earnings per share – basic	$0.13	$0.44	$0.81	$1.20
Earnings per share – diluted	$0.13	$0.44	$0.80	$1.18
Return on average assets	0.45%	1.42%	0.89%	1.30%
Return on average shareholders’ equity	3.01%	13.13%	6.80%	12.22%
Efficiency ratio	86.55%	57.01%	72.45%	59.89%

The following table reconciles the non-GAAP financial measures included to the most directly comparable financial measures prepared in accordance with Generally Accepted Accounting Principles (GAAP). These non-GAAP financial measures include operating earnings, operating earnings per share, operating return on average assets, operating return on average shareholders’ equity and operating efficiency ratio.

We believe that the following non-GAAP basis presentation of certain financial measures provide meaningful supplemental information regarding the Company’s operating results primarily because they exclude amounts included in non-interest expense that management does not consider part of ongoing operating results when assessing the performance of the Company. We believe that these non-GAAP financial measures also facilitate the comparison of results for current periods with results for past periods.

Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. These non-GAAP financial measures do not reflect a comprehensive system of accounting, differ from GAAP measures with the same names and may differ from non-GAAP financial measures with the same or similar names that are used by other companies.

We refer to these non-GAAP financial measures in assessing the performance of the Company’s ongoing operations and for planning and forecasting in future periods. These non-GAAP financial measures also facilitate our internal comparisons to the Company’s historical operating results.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
GAAP net income	$3,004	$6,646	$14,682	$17,917
Non-GAAP adjustments:
Expenses relating to CEO retirement and resignation	2,074	—	2,074	—
Accelerated vesting of options granted to new CEO	424	—	424	—
Impairment of administrative buildings	4,774	—	4,774	—
Write-off of debt issuance costs	952	—	952	—
Termination of agreements with former employees	242	—	242	—
Impairment of assets relating to rebranding	199	—	199	—
Loss relating to bankruptcy of vendor	38	—	538	—
Settlement of lawsuit	—	—	122	—
Tax effect	(3,659)	—	(3,920)	—

Non-GAAP operating earnings	$8,048	$6,646	$20,087	$17,917

Non-GAAP Profitability Measures:
Operating earnings per share – basic	$0.36	$0.44	$1.11	$1.20
Operating earnings per share – diluted	$0.36	$0.44	$1.10	$1.18
Operating return on average assets	1.20%	1.42%	1.21%	1.30%
Operating return on average shareholders’ equity	8.07%	13.13%	9.30%	12.22%
Operating efficiency ratio	61.01%	57.01%	61.67%	59.89%

Income Statement

Three Month Analysis

Net income for the three months ended September 30, 2006 was $3.0 million, or $0.13 per diluted share. Net income for the three months ended September 30, 2005 was $6.6 million, or $0.44 per diluted share. Return on average assets for the three months ended September 30, 2006 was 0.45%, compared to 1.42% for the same period of 2005. Return on average equity for the three months ended September 30, 2006 was 3.01%, compared to 13.13% for the same period of 2005. Net income for the three months ended September 30, 2006 reflects the $8.7 million in pre-tax expenses ($5.0 million after taxes) recorded in the third quarter of 2006 and previously discussed. Excluding the $8.7 million in pre-tax expenses ($5.0 million after taxes), the Company’s operating earnings were $8.0 million, or the equivalent of $0.36 per diluted share, the Company’s operating return on average assets was 1.20% and the Company’s operating return on average shareholders’ equity was 8.07% for the third quarter of 2006. For further discussion of these trends, see net interest income, non-interest income and non-interest expense discussions as follows.

Net interest income for the third quarter of 2006 was $29.5 million, compared to $21.2 million for the same period of 2005. The increase in net interest income is attributable to the full quarter benefit of the merger with Southwest and reflects the growth in average interest earning asset balances of 32.7% for the third quarter of 2006 compared to the same period of 2005. The increase in net interest income is also attributable to an increase in the Company’s net interest margin.

Net interest margin for the third quarter of 2006 was 5.45%, an increase of 25 basis points from the same period of 2005. The increase in net interest margin is primarily attributable to the full quarter benefit of the addition of Southwest’s low-cost deposit base and an increase in the yield earned on average earning assets, partially offset by increased funding costs throughout the remainder of the Bank’s operations.

Total non-interest income for the third quarter of 2006 was $4.6 million, compared with $4.5 million for the same period of 2005. Non-interest income increased primarily due to an increase in service charges and fees on deposit accounts as a result of the increase in the number of deposit accounts associated with the acquisition of Southwest, an increase in the income generated from the increase in cash surrender value of life insurance associated with the acquisition of Southwest and the gains recorded on the sale of loans held for sale in the third quarter of 2006. There were no loans sold in 2005. These increases were offset by a decrease in referral and other loan related fees due to a decrease in real estate loans referred to third parties. Referral fees and gains on sales of loans are highly dependent on a small number of transactions and are subject to significant fluctuation from period to period based on the interest rate environment.

Total non-interest expense for the third quarter of 2006 was $29.5 million, compared with $14.7 million for the same period of 2005. Non-interest expense includes the $8.7 million in pre-tax expenses recorded in the third quarter of 2006 and previously discussed. Excluding the $8.7 million in expenses, total non-interest expense would have been $20.8 million for the third quarter of 2006. The remaining increase was centered in salaries and benefits costs which increased principally due to the acquisition of Southwest.

The Company’s efficiency ratio for the third quarter of 2006 was 86.55%, compared to 57.01% for the same period of 2005. The increase in the efficiency ratio in the third quarter of 2006 is primarily due to the $8.7 million in previously discussed pre-tax expenses recorded in the third quarter of 2006. Excluding these expenses, the Company’s operating efficiency ratio for the third quarter of 2006 was 61.01%.

Nine Month Analysis

Net income for the nine months ended September 30, 2006 was $14.7 million, or $0.80 per diluted share. Net income for the nine months ended September 30, 2005 was $17.9 million, or $1.18 per diluted share. Return on average assets for the nine months ended September 30, 2006 was 0.89%, compared to 1.30% for the same period of 2005. Return on average equity for the nine months ended September 30, 2006 was 6.80%, compared to 12.22% for the same period of 2005. Net income for the nine months ended September 30, 2006 reflects the $8.7 million in pre-tax expenses recorded in the third quarter of 2006 and $622,000 recorded in the second quarter of 2006 and previously discussed. Excluding the $9.3 million in pre-tax expenses ($5.4 million after taxes), the Company’s operating earnings were $20.1 million, or the equivalent of $1.10 per diluted share, the Company’s operating return on average assets was 1.21% and the Company’s operating return on average shareholders’ equity was 9.30% for the nine months ended September 30, 2006. For further discussion of these trends, see net interest income, non-interest income and non-interest expense discussions as follows.

Net interest income for the nine months ended September 30, 2006 was $73.6 million, compared to $61.6 million for the same period of 2005. The increase in net interest income is attributable to the benefit of the merger with Southwest and reflects the growth in average interest earning asset balances of 17.4% for the nine months ended September 30, 2006 compared to the same period of 2005. The increase in net interest income is also attributable to an increase in the Company’s net interest margin.

Net interest margin for the nine months ended September 30, 2006 was 5.29%, an increase of nine basis points from the same period of 2005. The increase in net interest margin is primarily attributable to the benefit of the addition of Southwest’s low-cost deposit base and an increase in the yield earned on average earning assets, partially offset by increased funding costs throughout the remainder of the Bank’s operations.

Total non-interest income for the nine months ended September 30, 2006 was $12.9 million, compared with $12.0 million for the same period of 2005. Non-interest income increased primarily due to an increase in service charges and fees on deposit accounts as a result of the increase in the number of deposit accounts associated with the acquisition of Southwest, an increase in the income generated from the increase in the cash surrender value of life insurance associated with the acquisition of Southwest and the gains recorded on the sale of loans held for sale and held for investment for the nine months ended September 30, 2006. There were no loans sold in 2005. These increases were offset by a decrease in referral and other loan related fees due to a decrease in real estate loans referred to third parties. Referral fees and gains on sales of loans are highly dependent on a small number of transactions and are subject to significant fluctuation from period to period based on the interest rate environment.

Total non-interest expense for the nine months ended September 30, 2006 was $62.7 million, compared with $44.1 million for the same period of 2005. Non-interest expense includes the $9.3 million in pre-tax expenses recorded in the second and third quarters of 2006 and previously discussed. Excluding the $9.3 million in expenses, total non-interest expense would have been $53.3 million for the nine months ended September 30, 2006. The remaining increase was centered in salaries and benefits costs which increased principally due to the acquisition of Southwest.

The Company’s efficiency ratio for the nine months ended September 30, 2006 was 72.45%, compared to 59.89% for the same period of 2005. The increase in the efficiency ratio in the nine months ended September 30, 2006 is primarily due to the $9.3 million in previously discussed pre-tax expenses recorded in the second and third quarters of 2006. Excluding these expenses, the Company’s operating efficiency ratio for the nine months ended September 30, 2006 was 61.67%.

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

	For the Three Months Ended September 30, 2006			For the Three Months Ended September 30, 2005
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans held for sale	$5,524	$98	7.04%	$—	$—	0.00%
Loans and leases held for investment (1) (2) (3)	1,773,523	34,691	7.76%	1,340,592	22,864	6.77%
Investment securities:
Taxable	213,789	2,440	4.53%	213,956	2,361	4.38%
Tax-exempt (1)	39,000	402	4.09%	18,090	185	4.06%
Federal funds sold	99,126	1,294	5.18%	31,806	264	3.29%
Interest bearing deposits with other banks	100	—	0.00%	125	—	0.00%
Other earning assets (4)	16,323	244	5.93%	14,250	179	4.98%

Total interest earning assets	2,147,385	39,169	7.24%	1,618,819	25,853	6.34%
Non-interest earning assets:
Cash and due from banks	177,019			59,187
Other assets	331,962			184,836

Total assets	$2,656,366			$1,862,842

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Interest bearing demand	$234,234	262	0.44%	$254,133	273	0.43%
Money market	455,110	3,349	2.92%	279,585	670	0.95%
Savings	143,019	160	0.44%	174,249	151	0.34%
Time certificates of deposit	450,800	4,544	4.00%	369,605	2,602	2.79%

Total interest bearing deposits	1,283,163	8,315	2.57%	1,077,572	3,696	1.36%
FHLB borrowings	646	9	5.53%	—	—	0.00%
Repurchase agreements	12,932	73	2.24%	11,030	21	0.76%
Long-term debt	63,588	1,298	8.10%	53,611	898	6.65%

Total interest bearing liabilities	1,360,329	9,695	2.83%	1,142,213	4,615	1.60%
Non-interest bearing liabilities:
Demand deposits	874,957			502,631
Other liabilities	25,454			17,252

Total liabilities	2,260,740			1,662,096
Shareholders’ equity	395,626			200,746

Total liabilities and shareholders' equity	$2,656,366			$1,862,842

Net interest income		$29,474			$21,238

Net interest margin (5)			5.45%			5.20%

(1)	Yields on loans and leases and tax exempt securities have not been adjusted to a tax-equivalent basis because the impact is not material.
(2)	Average non-accrual loans and leases of $7.0 million and $2.8 million for the three months September 30, 2006 and 2005, respectively, are included in the yield computations.
(3)	Interest income includes net deferred loan and lease fees and costs of $999,000 and $353,000 for the three months ended September 30, 2006 and 2005, respectively.
(4)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5)	Net interest margin is computed by dividing annualized net interest income by total average earning assets.

	For the Nine Months Ended September 30, 2006			For the Nine Months Ended September 30, 2005
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans held for sale	$1,862	$150	10.77%	$—	$—	0.00%
Loans and leases held for investment (1) (2) (3)	1,557,142	87,170	7.48%	1,311,779	65,348	6.66%
Investment securities:
Taxable	210,703	7,145	4.53%	214,373	7,008	4.37%
Tax-exempt (1)	26,456	825	4.17%	18,300	535	3.91%
Federal funds sold	49,444	1,850	5.00%	28,431	618	2.91%
Interest bearing deposits with other banks	46	—	0.00%	125	2	2.14%
Other earning assets (4)	15,290	636	5.56%	12,723	485	5.10%

Total interest earning assets	1,860,943	97,776	7.02%	1,585,731	73,996	6.24%
Non-interest earning assets:
Cash and due from banks	106,817			67,113
Other assets	245,353			185,617

Total assets	$2,213,113			$1,838,461

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Interest bearing demand	$231,085	825	0.48%	$254,651	729	0.38%
Money market	378,441	7,496	2.65%	275,789	1,942	0.94%
Savings	149,414	496	0.44%	177,551	459	0.35%
Time certificates of deposit	421,232	11,484	3.65%	353,282	6,663	2.52%

Total interest bearing deposits	1,180,172	20,301	2.30%	1,061,273	9,793	1.23%
FHLB borrowings	9,117	335	4.91%	636	12	2.52%
Repurchase agreements	13,669	143	1.40%	12,669	69	0.73%
Long-term debt	57,742	3,430	7.94%	53,611	2,494	6.22%

Total interest bearing liabilities	1,260,700	24,209	2.57%	1,128,189	12,368	1.47%
Non-interest bearing liabilities:
Demand deposits	644,402			494,363
Other liabilities	19,303			19,901

Total liabilities	1,924,405			1,642,453
Shareholders’ equity	288,708			196,008

Total liabilities and shareholders' equity	$2,213,113			$1,838,461

Net interest income		$73,567			$61,628

Net interest margin (5)			5.29%			5.20%

(1)	Yields on loans and leases and tax exempt securities have not been adjusted to a tax-equivalent basis because the impact is not material.
(2)	Average non-accrual loans and leases of $3.8 million and $3.1 million for the nine months ended September 30, 2006 and 2005, respectively, are included in the yield computations.
(3)	Interest income includes net deferred loan and lease fees and costs of $1.9 million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively.
(4)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5)	Net interest margin is computed by dividing annualized net interest income by total average earning assets.

The following tables show the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
	Net Change	Rate	Volume	Mix
	(Dollars in thousands)
Interest income:
Loans held for sale	$98	$—	$98	$—
Loans and leases held for investment	11,827	3,359	7,384	1,084
Investment securities available-for-sale:
Taxable	79	81	(2)	—
Tax-exempt	217	1	214	2
Federal funds sold	1,030	151	559	320
Interest bearing deposits with other banks	—	—	—	—
Other earning assets	65	34	26	5

Total interest income	13,316	3,626	8,279	1,411

Interest expense:
Interest bearing demand	(11)	11	(21)	(1)
Money market	2,679	1,387	421	871
Savings	9	44	(27)	(8)
Time certificates of deposit	1,942	1,124	572	246
FHLB borrowings	9	—	9	—
Repurchase agreements	52	41	4	7
Long-term debt	400	196	167	37

Total interest expense	5,080	2,803	1,125	1,152

Net interest income	$8,236	$823	$7,154	$259

	Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
	Net Change	Rate	Volume	Mix
	(Dollars in thousands)
Interest income:
Loans held for sale	$150	$—	$150	$—
Loans and leases held for investment	21,822	8,086	12,223	1,513
Investment securities available-for-sale:
Taxable	137	261	(120)	(4)
Tax-exempt	290	36	238	16
Federal funds sold	1,232	446	457	329
Interest bearing deposits with other banks	(2)	—	(1)	(1)
Other earning assets	151	44	98	9

Total interest income	23,780	8,873	13,045	1,862

Interest expense:
Interest bearing demand	96	180	(67)	(17)
Money market	5,554	3,521	723	1,310
Savings	37	130	(73)	(20)
Time certificates of deposit	4,821	2,968	1,282	571
FHLB borrowings	323	11	160	152
Repurchase agreements	74	64	5	5
Long-term debt	936	691	192	53

Total interest expense	11,841	7,565	2,222	2,054

Net interest income	$11,939	$1,308	$10,823	$(192)

Three Month Analysis

Net interest income increased 38.8%, or $8.2 million, to $29.4 million for the third quarter of 2006, from $21.2 million for the same period of 2005. Average earning assets increased 32.7%, or $528.6 million, to $2.147 billion for the third quarter of 2006, from $1.619 billion for the same period of 2005. Average loans and leases held for investment, net of deferred fees and costs, increased by 32.3%, or $432.9 million, to $1.774 billion for the third quarter of 2006, from $1.341 billion for the same period of 2005. Average loans and leases held for investment, net of deferred fees and costs, increased as a result of the acquisition of Southwest along with our organic loan growth. Average core deposits (all deposit categories other than time certificates of deposit) increased 41.0%, or $496.7 million, to $1.707 billion for the third quarter of 2006, from $1.211 billion for the same period of 2005. Average core deposits increased primarily as a result of the acquisition of Southwest.

The net interest margin for the three months ended September 30, 2006 increased to 5.45% from 5.20% for the same period in 2005. The increase is primarily attributable to the addition of Southwest’s low-cost deposit base and an increase in the yield earned on average earning assets, partially offset by increased funding costs throughout the remainder of the Bank’s operations.

Interest income increased 51.5%, or $13.3 million, to $39.2 million for the third quarter of 2006, from $25.9 million for the same period of 2005. Average loans and leases held for investment, net of deferred fees and costs, increased by 32.3% or $432.9 million, to $1.774 billion and yielded 7.76% for the third quarter of 2006, compared to 6.77% for the same period of 2005. The increase in the yields on average loans and leases primarily reflects the benefit of loans that re-priced during a period of rising short-term interest rates. The yield on investment securities increased to 4.46% for the third quarter of 2006, from 4.35% for the same period of 2005.

Interest expense on all interest bearing liabilities increased 110.1%, or $5.1 million, to $9.7 million for the third quarter of 2006, from $4.6 million in the same period of 2005. Total average interest bearing liabilities increased 19.1%, or $218.1 million, to $1.360 billion for the third quarter of 2006, from $1.142 billion for the same period of 2005. The cost of our interest bearing liabilities increased to 2.83% for the third quarter of 2006, from 1.60% for the same period of 2005. This increase was the result of an increase in deposit rates paid on all deposit types in response to market conditions and to provide funding for loan growth, as well as higher rates paid on short-term borrowings and junior subordinated deferrable interest debentures. Interest rates on junior subordinated deferrable interest debentures reset quarterly and are based on the 90-day LIBOR plus a margin.

Interest expense on interest bearing deposits increased 125.0%, or $4.6 million, to $8.3 million for the third quarter of 2006, from $3.7 million for the same period of 2005. The increase is primarily attributable to an increase in deposit rates paid on all deposit types during 2006 and a migration of deposits into higher rate accounts such as time deposit accounts and our new optimum money market account. As short-term market rates increased throughout 2005, we did not proportionately increase interest rates paid on deposits. Beginning in 2006, we increased rates paid on deposit accounts to retain existing customers and attract net deposit customers. Accordingly, the increase in rates paid on deposits had a greater effect on the change in the cost of deposits during the third quarter of 2006 compared to the third quarter of 2005, than if we had increased rates proportionately throughout the previous year. The overall cost of deposits increased to 1.53% for the third quarter of 2006, from 0.93% for the same period of 2005.

As a result of the change in approach to managing its liquidity, the Company significantly reduced rates offered on deposit accounts compared to rates offered within its market areas at the end of the third quarter of 2006. The Company anticipates that while this will slow the growth of total deposits in the months ahead, it will promote the acquisition of relationship-based core deposit customers and reduce the overall cost of funds. The Company anticipates that if market rates remain constant, its net interest margin and cost of deposits will remain relatively flat through the balance of 2006.

A substantial percentage of our funding sources are non-interest bearing demand deposits, which represented approximately 40.5% of average total deposits for the third quarter of 2006, an increase from 31.8% for the same period of 2005. This increase is primarily the result of the acquisition of Southwest.

Nine Month Analysis

Net interest income increased 19.4%, or $11.9 million, to $73.6 million for the nine months ended September 30, 2006, from $61.6 million for the same period of 2005. Average earning assets increased 17.4%, or $275.2 million, to $1.861 billion for the nine months ended September 30, 2006, from $1.586 billion for the same period of 2005. Average loans and leases held for investment, net of deferred fees and costs, increased by 18.7%, or $245.4 million, to $1.557 billion for the nine months ended September 30, 2006, from $1.312 billion for the same period of 2005. Average loans and leases held for investment, net of deferred fees and costs, increased as a result of the acquisition of Southwest along with our organic loan growth. Average core deposits (all deposit categories other than time certificates of deposit) increased 16.7%, or $201.0 million, to $1.403 billion for the nine months ended September 30, 2006, from $1.202 billion for the same period of 2005. Average core deposits increased primarily as a result of the acquisition of Southwest.

The net interest margin for the nine months ended September 30, 2006 increased to 5.29% from 5.20% for the same period in 2005. The increase is primarily attributable to the addition of Southwest’s low cost deposit and an increase in the yield earned on average earning assets, partially offset by increased funding costs throughout the remainder of the Bank’s operations.

Interest income increased 32.1%, or $23.8 million, to $97.8 million for the nine months ended September 30, 2006, from $74.0 million for the same period of 2005. Average loans and leases held for investment, net of deferred fees and costs, increased by 18.7%, or $245.4 million, to $1.557 billion and yielded 7.48% for the nine months ended September 30, 2006, compared to 6.66% for the same period of 2005. The increase in the yields on average loans and leases primarily reflects the benefit of loans that re-priced during a period of rising short-term interest rates. The yield on investment securities increased to 4.49% for the nine months ended September 30, 2006, from 4.33% for the same period of 2005.

Interest expense on all interest bearing liabilities increased 95.7%, or $11.8 million, to $24.2 million for the nine months ended September 30, 2006, from $12.4 million in the same period of 2005. Total average interest bearing liabilities increased 11.7%, or $132.5 million, to $1.261 billion for the nine months ended September 30, 2006, from $1.128 billion for the same period of 2005. The cost of our interest bearing liabilities increased to 2.57% for the nine months ended September 30, 2006 from 1.47% for the same period of 2005. This increase was the result of an increase in deposit rates paid on all deposit types in response to market conditions and to provide funding for loan growth, as well as higher rates paid on short-term borrowings and on junior subordinated deferrable interest debentures. Interest rates and the average balance on short-term borrowings increased as the Company borrowed from the Federal Home Loan Bank of San Francisco on a short-term basis to help fund additional loan growth during the period. Interest rates on junior subordinated deferrable interest debentures reset quarterly and are based on the 90-day LIBOR plus a margin.

Interest expense on interest bearing deposits increased 107.3%, or $10.5 million, to $20.3 million for the nine months ended September 30, 2006, from $9.8 million for the same period of 2005. The increase is primarily attributable to an increase in deposit rates paid on all deposit types in the nine months ended September 30, 2006 and a migration of deposits into higher rate accounts such as time deposit accounts and our new optimum money market account. As short-term market rates increased throughout 2005, we did not proportionately increase interest rates paid on deposits. Beginning in 2006, we increased rates paid on deposit accounts to retain existing customers and attract net deposit customers. Accordingly, the increase in rates paid on deposits had a greater effect on the change in the cost of deposits during the nine months ended September 30, 2006 compared to the same period of 2005, than if we had increased rates proportionately throughout the previous year. The overall cost of deposits increased to 1.49% for the nine months ended September 30, 2006, from 0.84% for the same period of 2005.

As a result of the change in approach to managing its liquidity, the Company significantly reduced rates offered on deposit accounts compared to rates offered within its market areas at the end of the third quarter of 2006. The Company anticipates that while this will slow the growth of total deposits in the months ahead, it will promote the acquisition of relationship-based core deposit customers and reduce the overall cost of funds. The Company anticipates that if market rates remain constant, its net interest margin and cost of deposits will remain relatively flat through the balance of 2006.

A substantial percentage of our funding sources are non-interest bearing demand deposits, which represented approximately 35.3% of average total deposits for the nine months ended September 30, 2006, an increase from 31.8% for the same period of 2005. This increase is primarily the result of the acquisition of Southwest.

Provision for Loan and Lease Losses

The provision for loan and lease losses is a charge against earnings of the period. The provision is that amount required to maintain the allowance for loan and lease losses at a level which, in management’s judgment, is appropriate based on loan and lease losses inherent in the loan and lease portfolio.

The Company’s overall credit quality remained strong during the third quarter of 2006. However, non-performing loans to total loans and leases held for investment, net of deferred fees and costs, increased to 0.74% at September 30, 2006 from 0.22% at December 31, 2005. The increase in non-performing loans is concentrated in three real-estate secured loans. An impairment analysis of these three loans indicated no specific reserves were necessary. In the three months ended September 30, 2006, we experienced loan and lease charge-offs of $154,000 and recoveries of $950,000 compared to loan and lease charge-offs of $492,000 and recoveries of $253,000 for the same period of 2005. In the nine months ended September 30, 2006, we experienced loan and lease charge-offs of $1.3 million and recoveries of $1.9 million, compared to loan and lease charge-offs of $1.5 million and recoveries of $1.6 million for the same period of 2005. Based on the above, management determined that no provision for loan and lease losses was required for the three or nine months ended September 30, 2006.

The allowance for loan and lease losses increased to $22.3 million as of September 30, 2006 compared to $16.7 million at December 31, 2005. This increase primarily relates to the inclusion of $5.0 million in allowances relating to loans acquired from Southwest and the net recoveries discussed above.

There were no other changes in loan and lease concentrations or terms during the periods indicated which significantly affected the provision or allowance for loan and lease losses.

Non-Interest Income

The following table summarizes non-interest income by category for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,379	$2,070	$6,226	$5,801
Referral and other loan-related fees	649	1,298	2,305	2,834
Increase in cash surrender value of life insurance	503	396	1,334	1,240
Debit card and merchant discount fees	385	312	1,034	901
Revenues from sales of non-deposit investment products	235	204	748	570
Gain on sale of loans held for sale, net	222	—	426	—
Gain on sale of loans held for investment, net	—	—	201	—
Loan servicing income	84	102	223	340
Loss on sale of investment securities, net	—	(1)	—	(56)
Other	149	90	414	408

Total non-interest income	$4,606	$4,471	$12,911	$12,038

Three Month Analysis

Non-interest income increased 3.0%, or $135,000, to $4.6 million for the third quarter of 2006, from $4.5 million for the same period of 2005.

Service charges and fees on deposit accounts increased 14.9%, or $309,000, to $2.4 million for the third quarter of 2006, from $2.1 million for the same period of 2005. This increase is primarily due to the increase in the number of deposit accounts associated with the acquisition of Southwest.

Referral and other loan-related fees decreased 50.0%, or $649,000, to $649,000 for the third quarter of 2006, from $1.3 million for the same period of 2005 primarily due to a decrease in real estate loans referred to third parties. Referral fees are highly dependent on a small number of transactions and are subject to significant fluctuation from period to period based on the interest rate environment.

The revenue generated from the increase in the cash surrender value of life insurance increased 27.0%, or $107,000, to $503,000 for the third quarter of 2006, from $396,000 for the same period of 2005 primarily due to the addition of bank owned life insurance as a result of the acquisition of Southwest.

In the third quarter of 2006, the Company recorded a $222,000 gain on sale of loans held for sale due to the addition of Southwest’s SBA group. There were no loans sold in 2005.

Nine Month Analysis

Non-interest income increased 7.3%, or $873,000, to $12.9 million for the nine months ended September 30, 2006, from $12.0 million for the same period of 2005.

Service charges and fees on deposit accounts increased 7.3%, or $425,000, to $6.2 million for the nine months ended September 30, 2006, from $5.8 million for the same period of 2005. This increase is primarily due to the increase in the number of deposit accounts associated with the acquisition of Southwest, in addition to a revised deposit fee structure initiated in May 2005.

Referral and other loan-related fees decreased 18.7%, or $529,000, to $2.3 million for the nine months ended September 30, 2006, from $2.8 million for the same period of 2005 primarily due to a decrease in real estate loans referred to third parties. Referral fees are highly dependent on a small number of transactions and are subject to significant fluctuation from period to period based on the interest rate environment.

The revenue generated from the increase in the cash surrender value of life insurance increased 7.6%, or $94,000, to $1.3 million for the nine months ended September 30, 2006, from $1.2 million for the same period of 2005 primarily due to the addition of bank owned life insurance as a result of the acquisition of Southwest.

Debit card and merchant discount fees increased 14.8%, or $133,000, to $1.0 million for the nine months ended September 30, 2006, from $901,000 for the same period of 2005 primarily due to the increase in the number of debit card users as a result of the acquisition of Southwest.

Revenues from sales of non-deposit investment products increased 31.2%, or $178,000, to $748,000 for the nine months ended September 30, 2006, from $570,000 for the same period of 2005. Sales of non-deposit investment products are highly dependent on a small sales force and are subject to significant fluctuation from period to period based on the number of sales representatives at the Company.

In the nine months ended September 30, 2006, the Company recorded a $426,000 gain on the sale of loans held for sale due to the addition of Southwest’s SBA group and a $201,000 gain on the sale of loans held for investment. There were no loans sold in 2005.

Non-Interest Expense

The following table summarizes non-interest expense by category for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$13,314	$7,471	$30,905	$22,469
Occupancy and equipment	2,658	2,039	7,000	6,030
Impairment of long-lived assets	4,973	—	4,973	—
Data and item processing	1,505	1,258	4,151	3,905
Professional fees	2,015	624	3,465	1,877
Administration	873	496	1,955	1,504
Communication and postage	704	566	1,839	1,728
Amortization of core deposit intangible	723	648	1,748	1,946
Advertising and business development	360	252	1,026	847
Loan-related costs	283	343	760	852
Stationery and supplies	268	251	682	881
Other	1,819	709	4,148	2,076

Total non-interest expense	$29,495	$14,657	$62,652	$44,115

Three Month Analysis

Non-interest expense increased 101.2%, or $14.8 million, to $29.5 million for the third quarter of 2006, from $14.7 million for the same period of 2005.

Salaries and employee benefits expense increased 78.2%, or $5.8 million, to $13.3 million for the third quarter of 2006, from $7.5 million for the same period in 2005. Salaries and employee benefits expense for the third quarter of 2006 increased as a result of:

•	$2.6 million in pre-tax expenses previously discussed relating to compensation expenses as a result of the change in CEO during the quarter and severance expenses resulting from the termination of an employment agreement with the former President of Bank of Orange County;

•	an increase in the number of employees as a result of the acquisition of Southwest;

•	a $524,000 increase in incentive compensation that supports our growth strategy;

•	$93,000 in retention incentives for Southwest employees;

•	$287,000 in additional stock option compensation expense, exclusive of the stock option compensation expense recorded relating to the change in CEO discussed above, resulting from the adoption of SFAS 123(R) as of January 1, 2006, and

•	$166,000 in restricted stock compensation expense due to the grant of restricted stock to certain executives and the Company’s directors in 2006.

The increase in salaries and benefits expense was offset by a $438,000 increase in deferred loan costs primarily due to an increase in the number of loans boarded in the three months ended September 30, 2006 compared to 2005 and an increase in the amount deferred for each loan based on an independent evaluation of loan origination costs which was effective January 1, 2006. Deferred loan costs reduce salaries expense in the period in which the loan is boarded.

Occupancy and equipment expense increased 30.4%, or $619,000, to $2.7 million for the third quarter of 2006 from $2.0 million for the same period in 2005 principally due to the acquisition of Southwest.

During the third quarter of 2006, the Company recorded a $4.8 million reduction in the carrying value of the Company’s administrative campus and a $199,000 reduction in the carrying value of other long-lived assets related to the Company’s re-branding initiative as previously discussed. There were no such expenses in 2005.

Data and item processing expense increased 19.6%, or $247,000, to $1.5 million for the third quarter of 2006 from $1.3 million for the same period of 2005 principally due to the acquisition of Southwest.

Professional fees increased 222.9%, or $1.4 million, to $2.0 million for the third quarter of 2006 from $624,000 for the same period of 2005 principally due to a total of $1.1 million in pre-tax expenses as previously discussed relating to the write-off of issuance costs on two of the Company’s junior subordinated deferrable interest debentures which the Company plans to redeem and refinance a portion of the amount redeemed in the fourth quarter of 2006, consulting fees paid to the Company’s former CEO and expenses resulting from the termination of a consulting agreement with the Company’s former Chief Credit Officer.

Administration expense increased 76.0%, or $377,000, to $873,000 for the third quarter of 2006 from $496,000 for the same period of 2005 principally due to an increase in the volume of cash letter activity and cash ordering of commercial customers resulting in an increase in correspondent banking charges attributable to the acquisition of Southwest.

Communication and postage expense increased 24.4%, or $138,000, to $704,000 for the third quarter of 2006 from $566,000 for the same period of 2005 primarily due to an increase in armored car and internal courier services related to the acquisition of Southwest.

Other non-interest expense increased 156.6%, or $1.1 million, to $1.8 million for the third quarter of 2006, from $709,000 for the same period in 2005, primarily as a result of an increase in third party payments made by us for banking-related services on behalf of business customers and an increase in other expenses, such as check printing charges, bill payment expenses and employee education, primarily as a result of the acquisition of Southwest. In addition, the Company recorded $198,000 for two operational losses during the third quarter of 2006.

Nine Month Analysis

Non-interest expense increased 42.0%, or $18.5 million, to $62.7 million for nine months ended September 30, 2006, from $44.1 million for the same period of 2005.

Salaries and employee benefits expense increased 37.5%, or $8.4 million, to $30.9 million for the nine months ended 2006, from $22.5 million for the same period in 2005. Salaries and employee benefits expense for the nine months ended September 30, 2006 increased as a result of:

•	$2.6 million in pre-tax expenses previously discussed relating to compensation expenses as a result of the change in CEO during the quarter and severance expenses resulting from the termination of an employment agreement with the former President of Bank of Orange County;

•	an increase in the number of employees as a result of the acquisition of Southwest;

•	a $1.6 million increase in incentive compensation that supports our growth strategy;

•	$124,000 in retention incentives for Southwest employees;

•	$604,000 in additional stock option compensation expense, exclusive of the stock option compensation expense recorded relating to the change in CEO discussed above, resulting from the adoption of SFAS 123(R) as of January 1, 2006, and

•	$344,000 in restricted stock compensation expense due to the grant of restricted stock to certain executives and the Company’s directors in 2006.

The increase was offset by a $1.2 million increase in deferred loan costs primarily due to an increase in the number of loans boarded in the first nine months of 2006 compared to 2005 and an increase in the amount deferred for each loan based on an independent evaluation of loan origination costs which was effective January 1, 2006. Deferred loan costs reduce salaries expense in the period which the loan is boarded.

Occupancy and equipment expense increased 16.1%, or $970,000, to $7.0 million for the nine months ended September 30, 2006 from $6.0 million for the same period of 2005 principally due to the acquisition of Southwest.

During the third quarter of 2006, the Company recorded a $4.8 million reduction in the carrying value of the Company’s administrative campus and a $199,000 reduction in the carrying value of other long-lived assets related to the Company’s re-branding initiative as previously discussed. There were no such expenses in 2005.

Data and item processing expense increased 6.3%, or $246,000, to $4.2 million for the nine months ended September 30, 2006 from $3.9 million for the same period of 2005 principally due to the acquisition of Southwest.

Professional fees increased 84.6%, or $1.6 million, to $3.5 million for the nine months ended September 30, 2006 from $1.9 million for the same period of 2005 principally due to a total of $1.3 million in pre-tax expenses as previously discussed relating to the write-off of issuance costs on two of the Company’s junior subordinated deferrable interest debentures which the Company plans to redeem and refinance a portion of the amount redeemed in the fourth quarter of 2006, consulting fees paid to the Company’s former CEO, expenses resulting from the termination of a consulting agreement with the Company’s former Chief Credit Officer, and the settlement of a lawsuit filed against the Company.

Administration expense increased 30.0%, or $451,000, to $2.0 million for the nine months ended September 30, 2006 from $1.5 million for the same period of 2005 principally due to an increase in the volume of cash letter activity and cash ordering of commercial customers resulting in an increase in correspondent banking charges and increased costs associated with SEC reporting primarily as a result of the acquisition of Southwest.

Amortization of core deposit intangible decreased 10.2%, or $198,000, to $1.7 million for the nine months ended September 30, 2006 from $1.9 million for the same period of 2005 due to the core deposit intangible related to Bank of Orange County being fully amortized in October of 2005. This amount will increase throughout the remainder of the year as the core deposit intangible related to Southwest is amortized.

Advertising and business development expense increased 21.1%, or $179,000, to $1.0 million for the nine months ended September 30, 2006 from $847,000 for the same period of 2005 principally due to an increase in business development costs as a result of expanding the Company’s team of business development officers, an increase in promotion costs and an increase in donations made in 2006.

Stationery and supplies expense decreased 22.6%, or $199,000, to $682,000 for the nine months ended September 30, 2006 from $881,000 for the same period of 2005 principally due to an effort to streamline forms used across the Company and renegotiated pricing with our vendors.

Other non-interest expense increased 99.8%, or $2.1 million, to $4.1 million for the nine months ended September 30, 2006, from $2.1 million for the same period in 2005. This increase was a result of an accrual of $538,000 for the estimated loss relating to the bankruptcy of a vendor, four operational losses totaling $289,000 and recruiting fees of $124,000. The recruiting fees were paid in connection with restructuring the Company’s credit administration function and expanding the Company’s team of business development officers. In addition, there was an increase in third party payments made by the Company for banking-related services on behalf of business customers and an increase in other expenses, such as check printing charges, bill payment expenses and employee education, as a result of the acquisition of Southwest.

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

At September 30, 2006, the total compensation cost related to nonvested stock option awards granted to employees under the Company’s stock option plans but not yet recognized was $3.4 million. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.7 years and will be adjusted for subsequent changes in estimated forfeitures.

Provision for Income Taxes

Our statutory income tax rate is approximately 42.1%, representing a blend of the statutory Federal income tax rate of 35.0% and the California income tax rate of 10.8%. Due to the nontaxable nature of income from municipal securities, enterprise zone interest, bank owned life insurance and the benefit of housing tax credits, our actual effective income tax rate was 34.5% and 39.9% for the three months ended September 30, 2006 and 2005, respectively, and 38.4% and 39.4% for the nine months ended September 30, 2006 and 2005, respectively.

Financial Condition

Our total assets at September 30, 2006 were $2.674 billion, an increase of 43.7%, compared to $1.860 billion at December 31, 2005. Our earning assets at September 30, 2006 totaled $2.119 billion, an increase of 32.2%, compared to $1.603 billion at December 31, 2005. Total deposits at September 30, 2006 were $2.174 billion, an increase of 38.2%, compared to $1.573 billion at December 31, 2005. The increase in total assets, earning assets and deposits is due to the acquisition of Southwest along with the organic growth of the Company.

Loans and Leases Held for Investment

The following table presents the balance of each major category of loans and leases held for investment at the end of each of the periods indicated:

	As of September 30, 2006		As of December 31, 2005
	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands)
Loans and leases held for investment
Real estate – mortgage	$1,293,169	71.0%	$990,362	71.9%
Real estate – construction	326,080	17.9	207,078	15.0
Commercial	170,386	9.4	147,830	10.7
Agricultural	6,162	0.3	5,779	0.4
Consumer	16,033	0.9	11,703	0.8
Leases receivable and other	9,923	0.5	15,431	1.2

Total gross loans and leases held for investment	1,821,753	100.0%	1,378,183	100.0%

Less: allowance for loan and lease losses	(22,325)		(16,714)
Deferred loan and lease fees, net	(2,757)		(2,697)

Total net loans and leases held for investment	$1,796,671		$1,358,772

Gross loans and leases held for investment increased 32.2%, or $443.6 million, to $1.822 billion at September 30, 2006, from $1.378 billion at December 31, 2005, due to the acquisition of Southwest along with our organic growth. Excluding the $334.9 million in loans held for investment associated with the acquisition of Southwest, gross loans and leases held for investment increased $108.7 million, or an annualized 10.5%, from December 31, 2005.

We experienced increases of $302.8 million in real estate mortgages, $119.0 million in real estate construction, $22.6 million in commercial, $383,000 in agricultural and $4.3 million in consumer partially offset by a decrease of $5.5 million in leases receivable and other loans. While we recorded $638.1 million of new loan commitments during the nine months ended September 30, 2006, we also experienced early loan payoffs of $231.3 million.

Our loan portfolio has a high concentration of loans that are collateralized by real estate. Management believes that this concentration does not create undue risk as our credit policies and underwriting standards have been adopted with the recognition that we rely heavily on real estate related loans. However, a substantial decline in the performance of the economy in general or a significant decline in real estate values in the bank’s primary market areas could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Real Estate – Mortgage

The category of real estate – mortgage at September 30, 2006 totaled $1.293 billion and was comprised 66.8% of loans collateralized by commercial real estate and 33.2% of loans collateralized by 1-4 family real estate.

We set limitations on our exposure in commercial real estate lending activities and employ monitoring tools and reporting consistent with sound industry practices. We segment our commercial real estate mortgage and construction loan portfolio into low-to-moderate risk and higher risk loan categories and limit the aggregate of higher risk commercial real estate mortgage and construction loans outstanding to no more than 350% of the sum of the bank’s Tier 1 capital plus the allowance for loan and lease losses; at September 30, 2006, this ratio was 302%. We further limit our total commercial real estate loans to no more than 600% of the sum of the bank’s Tier 1 capital plus the allowance for loan and lease losses; at September 30, 2006, this ratio was 527%. Commercial real estate mortgages generally require debt service coverage ratios of 125% or greater and loan to value ratios of not more than 75%.

During the third quarter of 2006, we stress tested all non-owner occupied commercial real estate mortgage term loans with outstanding balances of $750,000 or greater. Prior to stress testing, the tested loans had a current weighted average debt service coverage ratio of 198%. After shocking the portfolio for a 200 basis point rate increase, the debt service coverage ratio of the tested loans decreased to 189%. Alternatively, an assumed 15% decrease in net operating income (falling rents and/or rising vacancies) caused the debt service coverage ratio of the tested loans to decrease to 169%. Combining both events caused the ratio to decrease to 162%. The tested loans had a weighted average loan to value of 54.72%. Based on this stress testing, management has concluded that the bank’s commercial real estate mortgage loan portfolio could withstand such shocks reasonably well.

The portfolio of loans collateralized by 1-4 family residential real estate is comprised 38.6% of loans supported by first liens and 61.4% of loans supported by junior liens (primarily home equity lines of credit, or “HELOCs”). First lien loans are generally underwritten in accordance with FNMA/FHLMC guidelines for loans eligible for sale in the secondary mortgage market. The majority of HELOCs are limited to a combined loan to value of 80%, although borrowers with the highest credit scores can borrow up to 85%. Individual HELOCs are generally limited by our loan policy to no more than $500,000.

Real Estate – Construction

The category of real estate—construction at September 30, 2006 totaled $326.1 million, approximately 20% of which was comprised of loans to owner-occupants constructing their own residences. These loans are generally 30 year loans which include an interest only period during construction. Underwriting of these loans is generally done in accordance with FNMA/FHLMC guidelines for loans eligible for sale in the secondary mortgage market. The remaining 80% of real estate – construction was comprised of residential and commercial loans for a variety of property types to owner occupants, investors and developers. Our underwriting guidelines for these construction loans set minimum borrower equity and pre-leasing requirements for commercial projects and generally limit the number of units ahead of sales for residential projects.

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

	As of September 30, 2006	As of December 31, 2005
	(Dollars in thousands)
Non-accrual loans and leases, not restructured	$13,494	$3,063
Accruing loans and leases past due 90 days or more	—	—
Restructured loans and leases	—	—

Total non-performing loans and leases (NPLs)	13,494	3,063
OREO	—	—

Total non-performing assets (NPAs)	$13,494	$3,063

Selected ratios:
NPLs to total loans and leases held for investment	0.74%	0.22%
NPAs to total assets	0.50%	0.16%

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

The following table presents the changes in our allowance for loan and lease losses for the periods indicated:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$21,529	$16,475	$16,714	$16,200
Balance from acquisition of Southwest	—	—	4,975	—
Charge-offs:
Real estate – mortgage	18	—	18	40
Real estate – construction	—	—	—	—
Commercial	116	94	204	390
Agricultural	—	—	—	—
Consumer	20	68	77	144
Leases receivable and other	—	330	969	968

Total	154	492	1,268	1,542

Recoveries:
Real estate – mortgage	28	230	31	315
Real estate – construction	—	—	—	—
Commercial	54	9	209	1,214
Agricultural	—	—	—	—
Consumer	6	14	24	26
Leases receivable and other	862	—	1,640	23

Total	950	253	1,904	1,578

Net loan and lease charge-offs (recoveries)	(796)	239	(636)	(36)
Provision for the allowance for loan and lease losses	—	—	—	—

Balance at end of period	$22,325	$16,236	$22,325	$16,236

Loans and leases held for investment, net of deferred fees and costs	$1,818,996	$1,351,851	$1,818,996	$1,351,851
Average loans and leases held for investment	$1,773,523	$1,340,592	$1,557,142	$1,311,779
Non-performing loans and leases	$13,494	$1,712	$13,494	$1,712
Selected ratios:
Net charge-offs (recoveries) to average loans and leases held for investment	(0.18)%	0.07%	(0.05)%	0.00%
Provision for the allowance for loan and lease losses to average loans and leases held for investment	0.00%	0.00%	0.00%	0.00%
Allowance for loan and lease losses to loans and leases held for investment at end of period	1.23%	1.20%	1.23%	1.20%
Allowance for loan and lease losses to non-performing loans and leases at end of period	165.44%	948.36%	165.44%	948.36%

Investment Securities Available-for-Sale

The carrying value of our investment securities available-for-sale increased 11.8%, or $26.9 million, to $255.3 million, from $228.4 million at December 31, 2005 primarily as a result of the acquisition of Southwest. Our portfolio of investment securities consists primarily of U.S. Government agency securities and obligations of states and political subdivisions.

We manage our investment portfolio principally to provide liquidity and balance our overall interest rate risk. To a lesser extent, we manage our investment portfolio to provide earnings with a view to minimizing credit risk.

The carrying value of our portfolio of investment securities at September 30, 2006 and December 31, 2005 was as follows:

	Fair Value
	As of September 30, 2006	As of December 31, 2005
	(Dollars in thousands)
U.S. Treasury securities	$1,491	$1,995
U.S. Government agencies	210,928	204,727
Obligations of states and political subdivisions	38,954	17,712
Other securities	3,915	3,945

Total available-for-sale investment securities	$255,288	$228,379

Deposits

The following table presents the balance of each major category of deposits at the dates indicated:

	As of September 30, 2006		As of December 31, 2005
	Amount	% of Deposits	Amount	% of Deposits
	(Dollars in thousands)
Non-interest bearing deposits	$907,808	41.8%	$502,387	31.9%
Interest bearing deposits:
Interest bearing demand	224,098	10.3	223,932	14.2
Money market	450,412	20.7	289,497	18.5
Savings	137,015	6.3	164,123	10.4
Time, under $100	215,318	9.9	211,029	13.4
Time, $100 or more	239,650	11.0	181,914	11.6

Total interest bearing deposits	1,266,493	58.2	1,070,495	68.1

Total deposits	$2,174,301	100.0%	$1,572,882	100.0%

Non-interest bearing deposits increased 80.7%, or $405.4 million, to $907.8 million, while total deposits increased 38.2%, or $601.4 million, to $2.174 billion as of September 30, 2006 from December 31, 2005. The growth in total deposits is due to the acquisition of Southwest along with the organic growth of the Company. Excluding the $562.4 million in deposits associated with the acquisition of Southwest, total deposits increased $39.1 million, or an annualized 3.3%, from December 31, 2005. Approximately 35.2% of non-interest bearing deposits are concentrated in two relationships as of September 30, 2006. Approximately 17.6% of total deposits are concentrated in four relationships as of September 30, 2006 with 12.6% of total deposits concentrated in one relationship.

Short-Term Borrowings

The Company has unsecured federal funds lines with its correspondent banks which, in the aggregate, amounted to $51.0 million and $11.0 million at September 30, 2006 and December 31, 2005, respectively, at interest rates which vary with market conditions. The Company may borrow funds on a short-term or overnight basis under these lines. There were no borrowings outstanding under these lines of credit at September 30, 2006 or December 31, 2005. At September 30, 2006 and December 31, 2005, the Company could borrow up to $569.2 million and $156.0 million, respectively, from the Federal Home Loan Bank, secured by qualifying first mortgage loans. There were no borrowings outstanding from the Federal Home Loan Bank at September 30, 2006 or December 31, 2005. The Company increased the capacity of its federal funds and Federal Home Loan Bank lines of credit as part of the Company’s strategy to manage its liquidity requirements.

We enter into sales of securities under agreements to repurchase which are short term in nature. Short-term borrowings increased 37.5%, or $4.3 million, to $15.6 million as of September 30, 2006, from $11.4 million at December 31, 2005.

Junior Subordinated Deferrable Interest Debentures

We own the common stock of five business trusts that have issued $60.0 million in trust preferred securities fully and unconditionally guaranteed by us, including one trust that was assumed in the acquisition of Southwest. The entire proceeds of each respective issuance of trust preferred securities were invested by the separate business trusts into junior subordinated deferrable interest debentures, with identical maturity, repricing and payment terms as the respective issuance of trust preferred securities. The aggregate amount of junior subordinated debentures is $61.9 million, with the maturity dates for the respective debentures ranging from 2031 through 2034. We may redeem the respective junior subordinated deferrable interest debentures earlier than the maturity date, with certain of the debentures being redeemable beginning in December 2006 and others being redeemable beginning in 2007 and 2009. For more information about the trust preferred securities and the debentures see Note 11 to our Notes to Consolidated Financial Statements filed with our Annual Report on Form 10-K for the year ended December 31, 2005.

During the third quarter of 2006, the Company decided that it will redeem $38.1 million in junior subordinated deferrable interest debentures that have a call provision in the fourth quarter of 2006 and will refinance approximately $25 million of the amounts redeemed at interest rates 198 basis points lower than what the Company is currently paying. This decision resulted in a $952,000 write-off of debt issuance costs that were being amortized over the term of the debentures.

In connection with the acquisition of Southwest, we recorded a fair value adjustment of the junior subordinated deferrable interest debentures assumed that increased the carrying value by $1.8 million. This amount will be amortized over the term of the debentures reducing interest expense. As of September 30, 2006, the remaining amount to be amortized is $1.7 million.

Capital Resources

Our primary source of capital has been the retention of net income. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk. Shareholders’ equity at September 30, 2006 increased to $395.7 million from $209.3 million at December 31, 2005, due to the issuance of stock and assumption of warrants in connection with the acquisition of Southwest and the retention of earnings. The holding company declared dividends of $0.15 per common share in the third quarter and $0.12 per common share in both the first and second quarters, or $0.39 per common share for the nine months ended September 30, 2006. Total dividends paid were $3.4 million and $7.0 million for the three and nine months ended September 30, 2006, respectively. On October 26, 2006, subsequent to the end of the third quarter, the Board of Directors declared a common stock cash dividend of $0.15 per share for the fourth quarter of 2006. The dividend will be payable on or about November 23, 2006 to its shareholders of record on November 10, 2006.

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

The regulatory capital guidelines as well as the actual capital ratios for Placer Sierra Bank and us as of September 30, 2006 are as follows:

Leverage Ratio
Placer Sierra Bancshares and Subsidiaries	9.4%
Minimum regulatory requirement	4.0%

Placer Sierra Bank	8.5%
Minimum requirement for “Well-Capitalized” institution	5.0%
Minimum regulatory requirement	4.0%

Tier 1 Risk-Based Capital Ratio
Placer Sierra Bancshares and Subsidiaries	11.2%
Minimum regulatory requirement	4.0%

Placer Sierra Bank	10.2%
Minimum requirement for “Well-Capitalized” institution	6.0%
Minimum regulatory requirement	4.0%

Total Risk-Based Capital Ratio
Placer Sierra Bancshares and Subsidiaries	12.4%
Minimum regulatory requirement	8.0%

Placer Sierra Bank	11.3%
Minimum requirement for “Well-Capitalized” institution	10.0%
Minimum regulatory requirement	8.0%

As of September 30, 2006, we exceeded each of the minimum capital requirements and the bank exceeded each of the capital requirements to be considered “well-capitalized.” We own the common stock of five trusts that have issued $60.0 million of trust preferred securities. These securities are currently included in our Tier 1 capital for purposes of determining our Leverage, Tier 1 and Total Risk-Based capital ratios. Beginning March 31, 2009, we will be required to use a more restrictive formula to determine the amount of trust preferred securities that may be included in regulatory Tier 1 capital. At that time, we will be allowed to include in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which generally is defined as shareholders’ equity, less goodwill and any related deferred income tax liability. The regulations currently in effect only limit the amount of trust preferred securities that may be included in Tier 1 capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier 1 capital ratios would remain above the regulatory minimum had the modification of the capital regulations been in effect at September 30, 2006. For more information about the proposed regulations see our Annual Report on Form 10-K for the year ended December 31, 2005 “Item 1. BUSINESS. Supervision and Regulation.”

Contractual Obligations

Our significant contractual obligations and significant commitments at December 31, 2005 are included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Since December 31, 2005, our junior subordinated deferrable interest debenture liability has increased from $53.6 million to $63.6 million and our deferred compensation and supplemental executive retirement liability has increased from $7.1 million to $11.7 million. In addition, our operating lease obligations have increased from $13.3 million to $23.9 million. The increases in our contractual obligations are primarily due to the acquisition of Southwest, extending the operating leases for locations whose lease expired during the year and entering into new operating leases for two new banking center locations expected to be open at the end of 2006 and early 2007.

Since December 31, 2005, our commitments to extend credit have increased from $479.5 million to $605.9 million primarily due to the acquisition of Southwest and our standby letters of credit have increased from $9.3 million to $12.8 million, primarily due to the issuance of a new standby letter of credit for $4.3 million to an existing customer. For more information on commitments see Note 5 to our Unaudited Condensed Consolidated Financial Statements in this quarterly report.

Liquidity

Management believes that the level of primary and secondary sources of liquidity is sufficient to meet our current and presently anticipated funding needs on a consolidated basis.

Placer Sierra Bancshares

On a stand-alone basis, we rely on dividends from the bank as our main source of liquidity. There are statutory and regulatory provisions that limit the ability of the bank to pay dividends to the holding company. Under such restrictions, the amount available for payment of dividends to the holding company totaled $20.5 million at September 30, 2006. However, such amount may be further restricted due to the fact that the bank must keep a certain amount of capital in order to be “well-capitalized.” The amount available for payment of dividends to the holding company by the bank for the bank to remain “well-capitalized” immediately thereafter totaled $27.3 million at September 30, 2006, which is greater than the statutory and regulatory provisions. Accordingly, the maximum amount available for payment to the holding company is $20.5 million without prior regulatory approval. We do not believe these restrictions will adversely impact the holding company’s ability to meet its ongoing cash obligations.

Placer Sierra Bank

The bank relies on deposits as the principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Management attempts to maintain a loan-to-deposit ratio (total loans held for sale plus total loans and leases held for investment to total deposits) below 90% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold, investment securities not pledged as collateral less federal funds purchased expressed as a percentage of total deposits) above 15%. The loan-to-deposit ratio was 83.35% at September 30, 2006 and 87.24% at December 31, 2005. The liquidity ratio was 20.55% as of September 30, 2006 and 14.94% at December 31, 2005.

Our deposits tend to be cyclical, with slower growth at the beginning of each year and increasing growth over the balance of the year. In addition, while occasional fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity, we have not experienced difficulty in dealing with such fluctuations from existing liquidity sources. As of September 30, 2006, 35.2% of non-interest bearing deposits are concentrated in two relationships. As of September 30, 2006, approximately 17.6% of total deposits are concentrated in four relationships with 12.6% of total deposits concentrated in one relationship.

Based upon our existing business plan, management believes that the level of liquid assets is sufficient to meet the bank’s current and presently anticipated funding needs. Liquid assets of the bank represented approximately 16.84% of total assets at September 30, 2006 and 12.74% at December 31, 2005. If the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquidity (our secondary liquidity), including the purchase of Federal funds, sales of securities under agreements to repurchase, sales of loans, discount window borrowings from the Federal Reserve Bank and $569.2 million under a line of credit with the Federal Home Loan Bank of San Francisco at September 30, 2006, could be employed to meet those current and presently anticipated funding needs.

Our liquidity may be impacted negatively, however, by several other factors, including expenses associated with unforeseen or pending litigation and fluctuations of deposits.

Qualitative and Quantitative Disclosures About Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We do not have any market risk sensitive instruments entered into for trading purposes. We manage our interest rate sensitivity by matching the re-pricing opportunities on our earning assets to those on our funding liabilities. Management uses various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. Economic hedging strategies, including the terms and pricing of loans and deposits and managing our securities portfolio, are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.

Interest rate risk is addressed by our Asset Liability Management Committee, or the ALCO, which is comprised of certain members of our senior management and four independent board members. The ALCO monitors interest rate risk by analyzing the potential impact on the net portfolio of equity value and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to maintain the potential impact on net portfolio of equity value and net interest income within acceptable ranges despite changes in interest rates.

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

Market risk sensitive instruments are generally defined as derivatives and other financial instruments. At September 30, 2006 and December 31, 2005, we had not used any derivatives to alter our interest rate risk profile. Our financial instruments include loans receivable, federal funds sold, Federal Reserve Bank and Federal Home Loan Bank stock, investment securities, bank-owned life insurance, deposits, short term borrowings and junior subordinated deferrable interest debentures. At September 30, 2006, our interest sensitive assets totaled approximately $2.119 billion while interest sensitive liabilities totaled approximately $1.346 billion. At December 31, 2005, we had approximately $1.620 billion in interest sensitive assets and approximately $1.135 billion in interest sensitive liabilities. The increase is primarily a result of the acquisition of Southwest.

The yield on interest sensitive assets and the cost of interest sensitive liabilities for the nine months ended September 30, 2006 was 7.02% and 2.57%, respectively, compared to 6.24% and 1.47%, respectively, for the nine months ended September 30, 2005. The increase in the yield on interest sensitive assets is the result of the rising interest rate environment with yields on loans and leases held for investment, investment securities and federal funds sold increasing. The increase in the cost of our interest sensitive liabilities is primarily the result of higher rates paid on deposit products. As short-term market rates increased throughout 2005, we did not proportionately increase interest rates paid on deposits. Beginning in 2006, we increased rates paid on deposit accounts to retain existing customers and attract new deposit customers. Accordingly, the increase in rates paid on deposits had a greater effect on the change in cost of interest sensitive liabilities during the nine months ended September 30, 2006, than if we had increased rates proportionately throughout the previous year. The increase in the cost of our interest sensitive liabilities is also the result of higher interest paid on short-term borrowings and junior subordinated deferrable interest debentures.

As a result of the change in approach to managing its liquidity, the Company significantly reduced rates offered on deposit accounts compared to rates offered within its market areas at the end of the third quarter of 2006. The Company anticipates that while this will slow the growth of total deposits in the months ahead, it will promote the acquisition of relationship-based core deposit customers and reduce the overall cost of funds. The Company anticipates that if market rates remain constant, its net interest margin and cost of deposits will remain relatively flat through the balance of 2006.

Our interest sensitive assets and interest sensitive liabilities had estimated fair values of $2.064 billion and $1.285 billion, respectively, at September 30, 2006. At December 31, 2005, those amounts were $1.639 billion and $1.065 billion, respectively.

We evaluated the results of our net interest income simulation and market value of equity model prepared as of September 30, 2006 for interest rate risk management purposes. Overall, the model results indicate that our interest rate risk sensitivity is within limits set by the Board of Directors and our balance sheet is asset sensitive. An asset sensitive balance sheet in an environment where the yield curve moves in a parallel fashion to changes in short term interest rates suggests that in a rising interest rate environment, our net interest margin would generally increase and during a falling interest rate environment, our net interest margin would generally decrease.

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

As of September 30, 2006, the following table presents forecasted net interest income and net interest margin using a base market rate and the estimated change to the base scenario given immediate and sustained upward and downward movement in interest rates of 100 basis points and 200 basis points:

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base	Net Interest Margin Percent	Net Interest Margin Change (in basis points)
	(Dollars in thousands)
Up 200 basis points	$121,474	4.81%	5.73%	26
Up 100 basis points	$118,858	2.55%	5.61%	14
BASE CASE	$115,901	—%	5.47%	—
Down 100 basis points	$111,507	(3.79)%	5.26%	(21)
Down 200 basis points	$103,682	(10.54)%	4.89%	(58)

Our simulation results as of September 30, 2006 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates of 200 basis points would result in a 4.81% increase in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates of 200 basis points would result in a 10.54% decrease in net interest income over the next 12 months. The simulation results indicate that a 200 basis point upward shift in interest rates would result in a 26 basis point increase in our net interest margin, assuming all other variables remained unchanged. Conversely, a 200 basis point decline in interest rates would cause a 58 basis point decrease in our net interest margin.

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

ITEM 4. Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, as of the quarter ended September 30, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered in this report.

During the quarter ended September 30, 2006, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls.

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

The appeal brief was filed in February 2006 by dissenting shareholders that hold a majority of the Cerritos Valley Bank common stock shares involved in the litigation. Shareholders holding the remaining Cerritos Valley Bank common stock shares involved in the litigation are not participating in the appeal. Bank of Orange County filed a response to the appeal brief in June 2006 and a hearing on the matter has been set for November 15, 2006 with the California Court of Appeal, Fourth Appellate District, Division Three at its courtroom located in Santa Ana, California. Bank of Orange County intends to continue to vigorously defend this action.

ALC Bankruptcy Case

On October 27, 2005, the bankruptcy trustee of ALC Building Corporation filed an adversary action in the United States Bankruptcy Court, Central District of California against Bank of Orange County, a division of PSB in a matter entitled Peter C. Anderson, Trustee of ALC v. Bank of Orange County. ALC was a former vendor of Bank of Orange County that was retained to provide construction funding services. Creditors of ALC filed an involuntary Chapter 7 bankruptcy petition against ALC on March 5, 2004. The bankruptcy trustee sought damages in the amount of $578,000 from Bank of Orange County for all funds Bank of Orange County received from ALC in the 90-day period prior to the date the involuntary bankruptcy petition was filed against ALC, plus interest and costs. Bank of Orange County vigorously defended the action. However, the bankruptcy trustee filed a motion for summary judgment, which was granted on June 12, 2006 and judgment was entered against Bank of Orange County in the amount of $578,000, plus interest and costs. Bank of Orange County tendered a check in the amount of $613,000 at the beginning of August 2006 to satisfy the judgment. Bank of Orange County filed a proof of claim as an unsecured creditor in the Chapter 7 bankruptcy on September 19, 2006 for the same amount tendered in the judgment and estimates its net loss to be approximately $538,000.

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

A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities. At September 30, 2006 our balance sheet was asset sensitive in an environment where the yield curve moves in a parallel fashion to changes in short term interest rates, which means that our net interest margin tends to expand in a rising interest rate environment and decline in a falling interest rate environment. However, for the first nine months of 2006, our funding costs have increased faster than the movement in rates across the yield curve, which has had the effect of nullifying any positive effect of the asset sensitivity of our balance sheet. Beginning in 2006, we increased rates paid on deposit accounts to retain existing customers and attract new deposit customers. As short-term rates continue to rise, retention of existing deposit customers and the attraction of new deposit customers may require us to continue increasing rates we pay on deposit accounts faster than increases in interest rates across the yield curve. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

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

A downturn in our real estate markets could hurt our business because most of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. As of September 30, 2006, approximately 88.9% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California. If there is a significant decline in real estate values, especially in California, the collateral for our loans will provide less security. Real estate values could also be negatively affected by, among other things, earthquakes and other natural disasters particular to California. The median sales price of an existing single-family detached home in California increased 1.8% from September 2005 to September 2006, while the number of homes sold decreased 31.7% during the same period. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

A significant amount of our deposits are concentrated in a few customers. As of September 30, 2006, approximately 17.6% of total deposits are concentrated in four relationships with 12.6% of total deposits concentrated in one relationship. Additionally, 35.2% of demand deposits are concentrated in two relationships. Loss of any of these customers could significantly impact our growth and earnings.

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

The ability of the bank to pay dividends or make other capital distributions to us is subject to the regulatory authority of the Board of Governors of the Federal Reserve System, or the Federal Reserve, and the California Department of Financial Institutions or the DFI. As of September 30, 2006, the bank could have paid approximately $20.5 million in dividends without the prior approval of the Federal Reserve or the DFI. The amount the bank may pay in dividends may be further restricted due to the fact that the bank must maintain a certain minimum amount of capital to be considered a “well-capitalized” institution. Accordingly, the amount available for payment of dividends to us by the bank for the bank to remain “well-capitalized” immediately thereafter totaled $27.3 million at September 30, 2006, which is greater than the statutory and regulatory provisions. Accordingly, the maximum amount available for payment to the holding company is $20.5 million without prior regulatory approval.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(d) Exhibits.

Exhibit Number	Exhibit Title or Description
3.1	Amended and Restated Bylaws of the Registrant as of August 14, 2006 (Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on August 14, 2006, and incorporated herein by reference).

4.1	Southland Statutory Trust I Appointment of Successor Administrators dated October 17, 2006 by and between the Registrant, U.S. Bank National Association as Institutional Trustee, Messrs. Frank J. Mercardante and Randall E. Reynoso as successor administrators and Mr. Thomas Byrom as removed administrator.

4.2	Placer Statutory Trust II Appointment of Successor Administrators dated October 17, 2006 by and between the Registrant, U.S. Bank National Association as Institutional Trustee, Messrs. Frank J. Mercardante and Randall E. Reynoso as successor administrators and Mr. Thomas Byrom as removed administrator.

4.3	Placer Statutory Trust III Appointment of Successor Administrative Trustees dated October 17, 2006 by and between the Company, Messrs. Frank J. Mercardante and Randall E. Reynoso as successor administrators and Ms. Judy Reithmeier as removed administrative trustee and acknowledged by Deutsche Bank Trust Company as Property Trustee.

4.4	First Financial (CA) Statutory Trust I Appointment of Successor Administrators dated October 17, 2006 by and between the Registrant, U.S. Bank National Association as Institutional Trustee, Messrs. Frank J. Mercardante and Randall E. Reynoso as successor administrators, and Mr. James Sundquist and Ms. Angelee Harris as removed administrators.

4.5	Southwest Community Statutory Trust I Appointment of Successor Administrators dated October 17, 2006 by and between the Registrant, U.S. Bank National Association as Institutional Trustee Messrs Frank J Mercardante and Randall E. Reynoso as successor administrators, and Mr. James Sundquist and Ms. Angelee Harris as removed administrators.

10.1	2006 Executive Annual Incentive Plan Document, as amended (Exhibit 10.1 to Current Report on Form 8-K filed with SEC on September 11, 2006, and incorporated herein by this reference).

10.2	Employment Agreement dated August 14, 2006 between Frank J. Mercardante and the Registrant.

10.2 (a)	Waiver Agreement dated August 18, 2006 between Frank J. Mercardante and Placer Sierra Bank.

10.3	First Amendment to Employment agreement, dated as of August 14, 2006 between Ronald W. Bachli and the Registrant.

10.3 (a)	Second Amendment to Employment Agreement dated as of October 17, 2006 between Ronald W. Bachli and the Registrant.

10.3 (b)	First Amendment dated October 17, 2006 to Supplemental Executive Retirement Plan by the Registrant for the benefit of Ronald W. Bachli.

31.1	Certification of Chief Executive Office under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLACER SIERRA BANCSHARES

Dated: November 7, 2006	/s/ David E. Hooston
David E. Hooston Chief Financial Officer