Form 10-K
period 2006-12-31
PLACER SIERRA BANCSHARES
filed 2007-03-06
CIK 1279410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50652

PLACER SIERRA BANCSHARES

(Exact Name of Registrant as Specified in Its Charter)

CALIFORNIA	94-3411134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

525 J Street Sacramento, California	95814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(916) 554-4750

Securities registered pursuant to Section 12(g) of the Act: None

Securities registered pursuant to Section 12(b) of the Act: Common stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act. Large accelerated filer  ☐    Accelerated filer  ☒    Non–accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing stock price on the Nasdaq Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $485.3 million. Registrant does not have any nonvoting common equities.

As of February 21, 2007, there were 22,557,369 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be incorporated by reference from the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 2006, and such information is incorporated herein by this reference.

PLACER SIERRA BANCSHARES

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2006

PART I

Discussions of certain matters contained in this Annual Report on Form 10-K may constitute “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and as such, may involve risks and uncertainties including, but not limited to, statements relating to the effect of the proposed merger between Wells Fargo & Company and Placer Sierra Bancshares (Placer or the Company). All statements other than historical fact are forward-looking statements. These forward-looking statements relate to, among other things, expectations of the business environment in which Placer Sierra Bancshares and its subsidiaries operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. The Company cautions readers that a number of important factors could cause actual results, performance and achievements to differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see “ITEM 1A. RISK FACTORS”. Factors that might cause such a difference include, but are not limited to: governmental approvals for the acquisition of the Company by Wells Fargo & Company may not be obtained or adverse regulatory conditions may be imposed in connection with governmental approvals of the proposed merger with Wells Fargo & Company; our shareholders may fail to provide the required approvals to consummate the merger; factors may occur which result in a condition to the acquisition of the Company by Wells Fargo & Company not being satisfied; growth may be inhibited if we cannot attract deposits; revenues are lower than expected; or expenses are higher than expected; competitive pressure among depository institutions increases significantly; the cost of additional capital is more than expected; changes in the interest rate environment reduces interest margins; general economic conditions, either nationally or in the market areas in which we conduct business, are less favorable than expected; changes may occur in the securities markets; we may suffer an interruption of services from third-party service providers that could adversely affect our business; we may not be able to maintain an effective system of internal and disclosure controls; revenues following the merger with Southwest are lower than expected; potential or actual litigation occurs; legislation or change in the regulatory requirements adversely affect the businesses in which the Company is engaged; and other factors discussed in this annual report on Form 10-K. We do not undertake and specifically disclaim any obligation to update such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date on which such statements are made, except as required by law.

ITEM 1.	BUSINESS

Overview

We are a California-based bank holding company for Placer Sierra Bank, a California state-chartered commercial bank with 50 banking centers operating throughout California. We provide banking and other financial services throughout our targeted Northern, Central and Southern California markets to consumers and to small and medium-sized businesses, including the owners and employees of those businesses. Placer Sierra Bank, or the bank, conducts a portion of its banking business through the following divisions: Sacramento Commercial Bank, Bank of Lodi, Bank of Orange County and Southwest Community Bank. Through our 32 Northern and Central California banking centers, we serve a nine-county area including Placer, Sacramento and El Dorado, commonly known as the greater Sacramento metropolitan region, and the adjacent counties of Amador, Calaveras, Nevada, Sierra, San Joaquin and Fresno. Through our eighteen Southern California banking centers, we serve Los Angeles, Orange, San Bernardino and San Diego counties.

Placer Sierra Bank, the largest community bank headquartered in the greater Sacramento metropolitan region, has provided financial services to commercial and consumer customers in Northern California for approximately 60 years. Bank of Orange County has provided these services in Southern California for more than 27 years, its Bank of Lodi division has provided services for more than 23 years, its Sacramento Commercial Bank division has provided services for more than 22 years and its Southwest Community Bank division has provided these services for more than nine years. We offer our customers the resources of a large financial institution together with the resourcefulness and responsive customer service of a community bank. Through our banking centers and the use of technology, we offer a broad array of deposit products and services for both commercial and consumer customers, including electronic banking, cash management services, electronic bill payment and investment services. We emphasize relationship banking and focus on generating low cost deposits. We provide a comprehensive set of loan products such as commercial loans and leases, lines of credit, commercial real estate loans, Small Business Administration, or SBA, loans, residential mortgage loans, home equity loans and lines of credit and construction loans, both commercial and residential. At December 31, 2006, we had total assets of $2.649 billion, total loans and leases held for investment, net of deferred fees and costs, of $1.847 billion, total deposits of $2.159 billion and shareholders’ equity of $404.1 million.

We operate our business as one segment in the United States of America and do not have any foreign operations. See “Item 6. SELECTED FINANCIAL DATA” for consolidated income and balance sheet data for the last five fiscal years.

History

Our bank was previously a wholly-owned subsidiary of Placer Capital Co., or PCC, which was incorporated in 1999 by Community Financial Institutions Fund Limited Partnership (the Fund) for the purpose of acquiring Placer Sierra Bank. In December 1999, PCC became a wholly-owned subsidiary of California Community Bancshares, Inc., or CCB. CCB was restructured in December 2001, which resulted in, among other organizational changes, the formation of our company, Placer Sierra Bancshares, as well as Southland Capital Co., as wholly-owned subsidiaries of CCB. Pursuant to the restructuring, PCC merged into CCB, resulting in CCB acquiring all of the shares of Placer Sierra Bank. CCB then contributed all of the shares of Placer Sierra Bank to us, making Placer Sierra Bank our wholly-owned subsidiary. After completing a cash-out merger whereby all the CCB shareholders other than the Fund received cash in exchange for their shares of CCB stock, CCB adopted a plan of liquidation and distributed its assets, primarily our common stock and Southland Capital Co. common stock, to its sole shareholder, the Fund. Consequently, we and Southland Capital Co. became subsidiaries of the Fund at that time.

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

Recent Developments

Pending Merger

On January 9, 2007, the Company and Wells Fargo & Company (Wells Fargo) entered into a definitive agreement for Wells Fargo to acquire the Company in a stock-for-stock merger. The transaction is expected to be completed by mid-year 2007.

Under the terms of the agreement, our shareholders will receive shares of Wells Fargo common stock for their shares of the Company’s common stock. The exchange ratio (number of Wells Fargo shares to be exchanged for each Placer Sierra Bancshares share) will be based on a Wells Fargo measurement price defined as the volume-weighted average of the daily volume-weighted average price of a share of Wells Fargo common stock for each of the 20 consecutive trading days ending on the fifth trading day immediately before the closing date of the transaction.

If the Wells Fargo measurement price is between $32.5783 and $39.8179, the exchange ratio will be determined by dividing $28 by the measurement price. If the Wells Fargo measurement price is equal to or less than $32.5783, then the exchange ratio will be 0.8595. If the Wells Fargo measurement price is equal to or more than $39.8179, then the exchange ratio will be 0.7032.

The completion of the merger is subject to various customary conditions, including receipt of requisite governmental approvals and the approval of our shareholders.

Recent Acquisitions

Southwest Community Bancorp and Southwest Community Bank Acquisition

On June 9, 2006, we completed the acquisition of Southwest Community Bancorp (Southwest) and its subsidiary Southwest Community Bank, a community bank with nine banking centers located in Southern California. With the completion of this acquisition, Southwest Community Bank merged into our bank. The fair value of assets acquired, including goodwill, totaled $756.4 million. The fair value of the liabilities assumed totaled $581.3 million. Southwest Community Bancorp shareholders received 7,228,910 shares of the Company’s common stock valued at $172.4 million, net of issuance costs. We assumed all outstanding warrants which are convertible into a total of 153,346 shares of common stock valued at $2.7 million, net of issuance costs, on the date of acquisition.

First Financial Bancorp and Bank of Lodi Acquisition

In December 2004, we acquired First Financial Bancorp, the holding company for Bank of Lodi. First Financial Bancorp was merged into us and Bank of Lodi was merged into our bank on December 11, 2004. Through the acquisition, we acquired nine banking centers in Sacramento, Lodi, Plymouth, Woodbridge, Lockeford, Elk Grove, San Andreas, Galt and Folsom, California. Our bank operates seven of these banking centers under a division named Bank of Lodi, an eighth location was rebranded under the name Placer Sierra Bank and one location was closed in 2005.

Southland Capital Co. and Bank of Orange County Acquisition

In May 2004, we acquired Southland Capital Co., the holding company for Bank of Orange County, in a transaction structured as a stock-for-stock merger and accounted for using the “as-if-pooling” method of accounting as the entities were under common control. Through the acquisition, we acquired nine full service banking centers in Artesia, Downey, Fullerton, Fountain Valley, Norwalk, Orange, Santa Fe Springs, Glendale and Huntington Park, California. Pursuant to the acquisition, Southland Capital Co. merged into us and Bank of Orange County became our subsidiary. In July 2004, Bank of Orange County was merged into our bank. Our bank operates the Southern California banking centers under a division named Bank of Orange County.

Our Business Strategy

Our goal has been to be the premier community banking company for the long-term benefit of our shareholders, customers and employees by increasing shareholder value and providing high-quality customer service. Our principal operating strategy has been to expand our core customer base and to grow earnings by:

•	Expanding core growth. We have intended to improve core growth through relationship banking by:

•

Recruiting aggressively and retaining experienced commercial bankers who bring with them a portfolio of loyal loan and deposit customers. Over the past seven years, we have been successful in attracting from other banks, bankers who enjoy a following of customers including closely held family businesses. These relationships typically include lines of credit for on-going business operations, deposit accounts that require cash management services and the opportunity to provide services such as home equity lines and investment products.

•

Increasing our portfolio of commercial real estate and commercial and industrial loans. We offered tailored and flexible loan products, including commercial and consumer loan products such as commercial loans, home equity lines of credit, construction loans (both residential and commercial) and mortgages and SBA guaranteed loans.

•

Utilizing our customer relationship management software to increase profitability. Our customer relationship software has been designed to allow the bank to understand better who our most profitable customers are and to make every effort to retain them, to identify customers with similar qualities and cross sell to them products and services we believe will be most beneficial to them and to improve the profitability of our less profitable customers. Additionally, our retail and commercial bankers routinely analyzed customers for opportunities to cross sell additional profitable products and services.

•

Capitalizing on our deposit franchise. Our commercial bankers targeted “net depositors” or customers whose deposit balances exceed their total borrowings, such as property managers, non-profit organizations and private schools. In addition, our retail sellers and referrers utilized customer profile analytics to focus on organic growth while continuing to strive for deposit growth from new customers in the communities we serve through use of direct mail and advertising. We offered competitive online banking and cash management services, including our Account Link™ online financial management product for individuals and sole proprietors and our Intelligent Banker™ online corporate cash management solution (including real time information, positive pay and imaged checks) and comprehensive demand and time deposit products designed to meet the varying needs of our commercial customers and the lifestyles of our consumer customers.

•

Maintaining high credit quality. As a result of our underwriting and credit risk management practices, we have experienced low levels of non-performing assets and loan and lease losses and maintained high credit quality. We maintained our high credit quality by utilizing stringent but efficient underwriting and credit risk management practices.

•

Effectively managing our balance sheet. We utilized our customer deposits, borrowings and other interest bearing liabilities in combination with actively managing the mix and duration of the bank’s investment and loan portfolios to maximize our net interest margin while limiting interest rate and market risks.

•

Increasing our non-interest income through increased non-deposit investment product sales, sales and referrals of loans to secondary markets and the utilization of our customer management information software. Our bankers regularly analyzed our consumer and commercial customers to identify opportunities to sell products which enhanced bank profitability while meeting our customers’ needs.

•

Maintaining and increasing our customer base by positioning ourselves as a premier community financial institution in our market areas. Our goal has been to enhance our ties to the communities we serve and continue to build and capitalize on our reputation in these communities by, among other things:

•

Continuing to leverage our integrated, customer-centered, sales and service culture as we strive to provide high-quality service combined with our needs-based selling culture. As we distinguished ourselves from our competitors, we combined our needs-based sales culture with a stringently monitored set of service standards which we require our banking center employees to deliver. Managers’ incentive compensation has been contingent upon, among other things, our employees’ delivery of a pre-determined level of service. We utilized a third-party service to “shop” our banking centers quarterly and assess the level of customer service being provided.

•

Attracting, developing and retaining a group of employees skilled in the financial services industry and establishing ourselves as an employer of choice in our market areas. We believe that skilled employees and management are the foundation of a successful company. We strove to develop and sustain a corporate culture that embraced, promoted, professionally developed, nurtured, educated, retained and supported all employees in a dynamic environment.

•

Assessing banking centers on an on-going basis. We refined the methodology we used to analyze each banking center for, among other things, growth opportunity, profitability, configuration and staffing. Management regularly reviewed the need for banking center relocations, closures or renovations.

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

Construction loans are comprised of two types:

•

loans on residential and income-producing properties that generally have terms of less than two years and typically bear an interest rate that floats with the prime rate or another established index and

•

loans for construction of owner-occupied single-family residences. The bank offers options including 12 to 18-month loans at fixed or adjustable rates, and we offer an “all-in-one” construction loan (a construction and term loan all in one) with 15 or 30 year maturities at fixed or adjustable rates.

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

Our real estate portfolio is subject to certain risks, including:

•	a possible downturn in the California economy,

•	sensitivity to interest rate risk,

•	reduction in real estate values, and

•	continued increase in competitive pricing and loan structure.

We strive to reduce the exposure to these risks by:

•	reviewing each real estate loan request and renewal individually,

•	separating the real estate loan origination, marketing and sales process from the underwriting and credit approval process and

•	strict adherence to written loan policies, including, among other factors, minimum collateral requirements, maximum loan-to-value ratio requirements and minimum debt service requirements.

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

Our commercial loan and lease portfolio is subject to certain risks, including:

•	a possible downturn in the California economy,

•	deterioration of a commercial borrower’s financial capabilities,

•	continued increase in competitive pricing and loan structure and

•	for those associated with agriculture, commodity price fluctuations and factors resulting in low yields.

We strive to reduce the exposure to these risks by:

•	reviewing each loan and lease request and renewal individually,

•	separating the loan and lease origination, marketing and sales process from the underwriting and credit approval process and

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

Our consumer loan portfolio is subject to certain risks, including:

•	a possible downturn in the California economy, and

•	consumer bankruptcy laws which allow consumers to discharge certain debts.

We strive to reduce the exposure to these risks by:

•	reviewing each loan and lease request and renewal individually,

•	separating the loan and lease origination, marketing and sales process from the underwriting and credit approval process and

•	strict adherence to written loan and lease policies, including, among other factors, minimum collateral requirements, maximum loan-to-value ratio requirements and maximum debt-to-income limits.

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

Lending Procedures and Credit Approval Process

We maintain a credit approval process which helps reduce our loan and lease losses and loan and lease workout costs. We segregate the loan and lease origination marketing process from the loan and lease underwriting and approval process. Loan and lease underwriting and approval is centralized at the bank’s Auburn, California administrative headquarters and at two satellite offices in Anaheim and Carlsbad, California, which provides for consistency, control, efficiency and better customer service. Loan and lease applications are obtained by business development officers and by banking center personnel at the bank and submitted for processing and underwriting. Separate units are responsible for underwriting various types of loans and leases. The bank’s Northern California Business Lending Group (Auburn, CA) and its Southern California Lending Groups (Anaheim and Carlsbad, CA) underwrite commercial, commercial real estate and SBA loans and leases, the Residential Loan Department underwrites residential loans and the Consumer Loan Department underwrites equity lines of credit and consumer loans.

Legal lending limits are calculated in conformance with applicable law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for loan and lease losses on an unsecured basis and 25% on a combined secured and unsecured basis. Our primary capital plus allowance for loan and lease losses at December 31, 2006 totaled $450.4 million. At December 31, 2006, the authorized legal lending limits of the bank were approximately $67.6 million for unsecured loans and $112.6 million for unsecured and secured loans and leases combined. Our largest borrower as of December 31, 2006 had a total credit commitment of $19.8 million and an aggregate outstanding loan liability of approximately $19.2 million.

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

Deposit Products

We offer a broad array of online banking, cash management and demand and time deposit products. Our 50-banking center network enables us to offer a full range of deposits, loans, leases and personalized services to our targeted commercial and consumer customers.

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

We offer a comprehensive suite of demand and time deposits designed to address the varying needs of our commercial customers and the lifestyles of our consumer customers. These products include corporate and consumer savings, checking, money market accounts and certificates of deposit. A number of these products are tailored to address the banking requirements of targeted portions of our customer base such as our checking products for senior citizens and our distinct commercial checking products for:

•	clubs, associations, property management companies and not-for-profit organizations,

•	sole proprietors and other small businesses and

•	qualified commercial customers.

As a community bank, the bank’s services are designed to make banking with us easy and convenient. Our traditional banking center banking facilities offer a personalized level of service. In addition, our ATMs, point-of-sale locations, online banking services, telephonic banking services, direct deposit, night drop, courier services and other deposit-related services accommodate the diverse needs of our commercial and consumer customers in the communities we serve.

Business Concentrations/Customers

As of December 31, 2006, we had one significant deposit customer, which represented 12.3% of total deposits and 29.4% of non-interest bearing deposits. In the fourth quarter of 2006, we were notified by this depositor that it intends to withdraw all of its deposit balances by the end of the first quarter of 2007. The depositor, a nationwide mortgage service company, is consolidating all of its operations into its Midwest headquarters.

Approximately 89.2% of our loan and lease portfolio at December 31, 2006 consisted of real estate-related loans including construction loans, miniperm loans, mortgage loans, equity lines of credit and certain commercial loans secured by real estate. Moreover, our business activities are currently focused in Northern, Central and Southern California. In Northern and Central California, our business is focused in the counties of Placer, Sacramento and El Dorado, commonly known as the greater Sacramento metropolitan region, and the adjacent counties of Amador, Calaveras, Nevada, Sierra, San Joaquin and Fresno. In Southern California, our business is focused in Los Angeles, Orange, San Bernardino and San Diego counties. Consequently, our financial condition, results of operations and cash flows are dependent upon the general trends in the California economy and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in the greater Sacramento metropolitan region and in Los Angeles and Orange counties exposes us to greater risk than other banking companies with a wider geographic base since catastrophes such as earthquakes, fires and floods are not uncommon in these regions.

Competition

The banking and financial services business in California generally, and in the bank’s market specifically is highly competitive. The increasingly competitive environment faced by banks is a result primarily of changes in laws and regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, savings banks, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many competitors are much larger in total assets and capitalization, have greater access to capital markets, including foreign-ownership, and/or offer a broader range of financial services.

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

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the Federal Reserve). The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and interest paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, federal and state legislation is enacted which may have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. We cannot predict whether any potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. In addition, the outcome of any investigations initiated by state authorities or litigation raising issues, such as whether state laws are preempted by federal law may result in necessary changes in our operations, additional regulation and increased compliance costs.

Supervision and Regulation

General

We and our bank subsidiary are extensively regulated under both federal and certain state law. This regulation and supervision by federal and state banking agencies is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of our shareholders. Set forth below is a summary description of key laws and regulations which relate to our operations. These descriptions are qualified in their entirety by reference to the applicable laws and regulations.

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

We are required to obtain prior Federal Reserve approval for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior Federal Reserve approval is also required for the merger or consolidation of a bank holding company with another bank holding company. Similar state banking agency approvals may also be required. Certain competitive, management, financial and other factors are considered by the bank regulatory agencies in granting these approvals.

With certain exceptions, bank holding companies are prohibited from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to subsidiaries. However, subject to prior notice or Federal Reserve approval, bank holding companies may engage in any, or acquire shares of companies engaged in, those nonbanking activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

It is the policy of the Federal Reserve that each bank holding company serve as a source of financial and managerial strength to its subsidiary bank or banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of Federal Reserve regulations or both. The Federal Reserve’s bank holding company rating system emphasizes risk management and evaluation of the potential impact of nondepository entities on safety and soundness.

We are also a bank holding company within the meaning of the California Financial Code. As such, we and our subsidiaries are subject to examination by and may be required to file reports with the California Department of Financial Institutions (DFI).

The Bank

As a California chartered bank, Placer Sierra Bank (the bank) is subject to primary supervision, periodic examination, and regulation by the DFI and the Federal Deposit Insurance Corporation (FDIC) as well as certain regulations promulgated by the Federal Reserve. If, as a result of an examination of the bank, the FDIC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of our banking operations are unsatisfactory or that we are violating or have violated any law or regulation, various remedies are available to the FDIC, including the power to enjoin “unsafe or unsound” practices, require affirmative action to correct any conditions resulting from any violation or practice, issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict our growth, assess civil monetary penalties, to remove officers and directors, and ultimately to terminate our deposit insurance, which would result in a revocation of the bank’s charter. See “—Safety and Soundness Standards” below.

The DFI also possesses broad powers to take corrective and other supervisory actions to resolve the problems of California state-chartered banks. These enforcement powers include cease and desist orders, the imposition of fines, the ability to take possession of the bank and the ability to close and liquidate the bank.

Changes such as the following in federal or state banking laws or the regulations, policies or guidance of the federal or state banking agencies could have an adverse cost or competitive impact on our bank operations:

(i)	In December 2006, the federal banking agencies issued final guidance to reinforce sound risk management practices for bank holding companies and banks in commercial real estate (CRE) loans which establishes CRE concentration thresholds as criteria for examiners to identify CRE concentration that may warrant further analysis. The implementation of these guidelines could result in increased reserves and capital costs for banks with “CRE concentration.” The bank’s CRE portfolio as of December 31, 2006 would not meet the definition of CRE concentration as set forth in the guidelines.

(ii)	In September 2006, the federal banking agencies issued final guidance on alternative residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest, including “interest-only” mortgage loans, and “payment option” adjustable rate mortgages where a borrower has flexible payment options, including payments that have the potential for negative amortization. While acknowledging that innovations in mortgage lending can benefit some consumers, the final guidance states that management should (1) assess a borrower’s ability to repay the loan, including any principal balances added through negative amortization, at the fully indexed rate that would apply after the introductory period, (2) recognize that certain nontraditional mortgages are untested in a stressed environment and warrant strong risk management standards as well as appropriate capital and loan loss reserves and (3) ensure that borrowers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice. The bank believes its products and disclosures are in conformance with the requirements of the guidance.

(iii)	Pursuant to the Financial Services Regulatory Relief Act of 2006, the Securities and Exchange Commission (“SEC”) and the Federal Reserve have released, as Regulation R, joint proposed rules expected to be finalized by midyear to implement exceptions provided for in the Gramm-Leach-Bliley Act (“GLBA”) for bank securities activities which banks may conduct without registering with the SEC as securities brokers or moving such activities to a broker-dealer affiliate. The proposed Regulation R “push out” rules exceptions would allow a bank, subject to certain conditions, to continue to conduct securities transactions for customers as part of the bank’s trust and fiduciary, custodial and deposit “sweep” functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer.

Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the bank can form subsidiaries to engage in many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries, but also expanded financial activities to the same extent as a national bank, subject to state or FDIC requirements. However, in order to form a financial subsidiary, the bank must be “well-capitalized,” “well-managed” and in satisfactory compliance with the Community Reinvestment Act. Further, the bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank’s assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities and would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks. Generally, a financial subsidiary is permitted to engage in activities that are “financial in nature” or incidental thereto, even though they are not permissible for the national bank to conduct directly within the bank. The definition of “financial in nature” includes, among other items, underwriting, dealing in or making a market in securities, including, for example, distributing shares of mutual funds. The subsidiary may not, however, engage as principal in underwriting insurance (other than credit life insurance), issue annuities or engage in real estate development or investment or merchant banking.

Federal Home Loan Bank System

The bank is a member of the Federal Home Loan Bank of San Francisco. Among other benefits, each Federal Home Loan Bank (FHLB) serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. FHLB members are required to own a certain amount of capital stock in the FHLB.

Interstate Banking and Branching

Subject to certain size limitations under the Riegle-Neal Interstate Banking Act, bank holding companies and banks have the ability to acquire and merge with banks in other states; and, subject to certain state restrictions, banks may also acquire or establish new branches outside their home states. Interstate branches are subject to certain laws of the states in which they are located.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses accounting oversight and corporate governance matters, and, among other things:

•	required executive certification of financial presentations,

•	increased requirements for board audit committees and their members,

•	enhanced disclosure of controls and procedures and internal control over financial reporting,

•	enhanced controls on, and reporting of, insider trading and

•	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

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

Our principal source of cash revenue is dividends received from the bank. The bank’s ability to make dividend payments to us is subject to state and federal regulatory restrictions. A Federal Reserve policy statement provides that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The policy statement also provides that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “—Prompt Corrective Action and Other Enforcement Mechanisms” below.

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

Federal Reserve regulations also govern the payment of dividends by a state member bank. Under Federal Reserve regulations, dividends may not be paid unless both capital and earnings limitations have been met. First, no dividend may be paid if it would result in a withdrawal of capital or exceed the member bank’s net profits then on hand, after deducting its losses and bad debts. Exceptions to this limitation are available only upon the prior approval of the Federal Reserve and the approval of two-thirds of the member bank’s shareholders which, in the case of the bank, would require our approval, as sole shareholder of the bank. Second, a state member bank may not pay a dividend without the prior written approval of the Federal Reserve if the total of all dividends declared in one calendar year, including the proposed dividend, exceeds the total of net income for that year plus the preceding two calendar years less any required transfers to surplus under state or federal law. Under such restrictions, the amount available for payment of dividends to us by the bank totaled $16.2 million at December 31, 2006. However, such amount is further restricted due to the fact that the bank must keep a certain amount of capital in order to be “well capitalized” as described below in “—Capital Standards.” The amount available for payment of dividends to us by the bank for the bank to remain “well capitalized” after payment of dividends totaled $20.3 million at December 31, 2006, which is greater than the statutory and regulatory provisions. Accordingly, the maximum amount available for payment to us is $16.2 million without prior regulatory approval.

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

Capital Standards

The federal banking agencies have adopted risk-based minimum capital guidelines for bank holding companies and banks which are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier 1 capital” consists of (1) common equity, (2) qualifying noncumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including a minority interest in the form of trust-preferred securities), less goodwill and certain other intangible assets. The amount of trust preferred securities that may be included in Tier 1 capital is currently limited to no more than 25% of the sum of all core capital elements without a deduction for goodwill. “Tier 2 capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier 1 capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. “Tier 3 capital” consists of qualifying unsecured subordinated debt. The sum of Tier 2 and Tier 3 capital may not exceed the amount of Tier 1 capital.

The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In March of 2006, the Federal Reserve published in the Federal Register a final rule that changed the criteria and quantitative limits for inclusion of restricted core capital elements in the Tier 1 capital. The final rule will be effective March 31, 2009. Under the final rule the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill and any related deferred income tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. As of December 31, 2006, trust preferred securities made up 21.5% of our Tier 1 capital. In addition to the risk-based guidelines, the federal bank regulatory agencies require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%.

The federal banking agencies possess broad powers under the Federal Deposit Insurance Act (FDI Act) to take “prompt corrective action” to resolve the problems of insured depository institutions, including but not limited to those institutions that fall within any undercapitalized category. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios:

•	well capitalized

•	adequately capitalized,

•	undercapitalized,

•	significantly undercapitalized and

•	critically undercapitalized.

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

The minimum regulatory capital guidelines for an institution and for an institution to be considered “well capitalized” as well as our actual capitalization on a consolidated basis and for the bank as of December 31, 2006 are set forth under “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Capital Resources.” As of December 31, 2006, we exceeded each of the capital requirements to be deemed “well capitalized”. As of December 31, 2006, we own the common stock of trusts that have issued $48.0 million of trust preferred securities. These securities are currently included in our Tier 1 capital for purposes of determining our Tier 1 and total risk-based capital ratios. As discussed above, effective March 31, 2009, we will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier 1 capital. We have determined that our Tier 1 capital ratios would remain above the well capitalized level had the modification of the capital regulations been in effect at December 31, 2006. For more information, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Capital Resources.”

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk, supervisory assessment and market discipline in determining minimum capital requirements, currently becomes mandatory outside the U.S. in 2008. In October 2006, the U.S. federal banking agencies issued a notice of proposed rulemaking for comment to implement

Basel II for U.S. banks with certain differences from the international Basel II framework and which would not be fully in effect for U.S. banks until 2012. Further, the U.S. banking agencies propose to retain the minimum leverage requirement and prompt corrective action regulatory standards. Additionally, in December 2006, the federal banking agencies issued another notice of proposed rulemaking for comment, referred to as Basel IA, which proposed alternative capital requirements for smaller U.S. banks which may be negatively impacted competitively by certain provisions of Basel II. At this time the impact that proposed changes in capital requirements may have on the cost and availability of different types of credit and the compliance cost of implementing Basel II or Basel IA, as applicable, are uncertain.

Safety and Soundness Standards

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to:

•	internal controls, information systems and internal audit systems,

•	loan documentation,

•	credit underwriting,

•	asset growth,

•	earnings and

•	compensation, fees and benefits.

Premiums for Deposit Insurance

Through the Bank Insurance Fund, the FDIC insures our customer deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each Bank Insurance Fund member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the Bank Insurance Fund is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. The enactment in February 2005 of the Federal Deposit Insurance Reform Act of 2006 (FDIRA) provided, among other things, for changes in the formula and factors to be considered by the FDIC in calculating the FDIC reserve ratio, assessments and dividends, and a one-time aggregate assessment credit for depository institutions in existence on December 31, 1996 (or their successors) which paid assessments to recapitalize the insurance funds after the banking crises of the late 1980s and early 1990s. The FDIC issued final regulations, effective January 1, 2007, implementing the provisions of FDIRA. The bank expects to receive a one-time assessment credit that is expected to exceed any increase in assessments by the FDIC in 2007.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for the bank would have a material adverse effect the earnings of the bank’s holding company.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the

Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rate for the fourth quarter of fiscal 2006 was 1.24 basis points for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

Loans-to-One Borrower Limitation

With certain limited exceptions, the maximum amount of obligations, secured and unsecured, that any borrower (including certain related entities) may owe to a California state bank at any one time may not exceed 25% of the sum of the shareholders equity, allowance for loan losses, capital notes and debentures of the bank. Unsecured obligations may not exceed 15% of the sum of the shareholders equity, allowance for loan losses, capital notes and debentures of the bank.

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

•	any company controlled by any such executive officer, director or shareholder or

•	any political or campaign committee controlled by such executive officer, director or principal shareholder.

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

The bank also is subject to certain restrictions imposed by Federal Reserve Act Sections 23A and 23B and Federal Reserve Regulation W on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Such restrictions prevent any affiliates from borrowing from the bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments to or in any affiliate are limited, individually, to 10.0% of the bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of our capital and surplus. Some of the entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies, investment companies whereby the bank’s affiliate serves as investment advisor and financial subsidiaries. Additional restrictions on transactions with affiliates may be imposed on us under the FDI Act prompt corrective action provisions and the supervisory authority of the federal and state banking agencies. See “—Capital Standards” and “—Safety and Soundess Standards”

USA PATRIOT Act of 2001

The USA PATRIOT Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws. Under the USA PATRIOT Act, financial institutions are required to establish and maintain anti-money laundering programs which included

•	the establishment of a customer identification program,

•	the development of internal policies, procedures, and controls,

•	the designation of a compliance officer,

•	an ongoing employee training program and

•	an independent audit function to test the programs.

We have adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could have serious reputation consequences for us and our bank.

Consumer Protection Laws and Regulations

Examination and enforcement by the state and federal banking agencies for non-compliance with consumer protection laws and their implementing regulations have become more intense. The bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

The Home Ownership and Equal Protection Act of 1994, or HOEPA, requires extra disclosures and consumer protections to borrowers for certain lending practices. The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. Typically predatory lending involves at least one, and perhaps all three, of the following elements:

•	making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”),

•	inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”) and/or

•	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

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

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates,

•	annual notices of their privacy policies to current customers and

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

These privacy protections affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, state laws may impose more restrictive limitations on the ability of financial institutions to disclose such information. California has adopted such a privacy law that among other things generally provides that customers must “opt in” before information may be disclosed to certain nonaffiliated third parties.

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act (FACT Act) requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with FACT Act, the federal, financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer’s election to opt out would be applicable for at least five years. The agencies have also proposed guidelines required by the FACT Act for financial institutions and creditors which require financial institutions to identify patterns, practices and specific forms of activity, known as “Red Flags,” that indicate the possible existence of identity theft and require financial institutions to establish reasonable policies and procedures for implementing these guidelines.

The Check Clearing for the 21st Century Act (Check 21) facilitates check truncation and electronic check exchange by authorizing a new negotiable instrument called a “substitute check,” which is the legal equivalent of an original check. Check 21 does not require banks to create substitute checks or accept checks electronically; however, it does require banks to accept a legally equivalent substitute check in place of an original. In addition to its issuance of regulations governing substitute checks the Federal Reserve has issued final rules governing the treatment of remotely created checks (sometimes referred to as “demand drafts”) and electronic check conversion transactions (involving checks that are converted to electronic transactions by merchants and other payees).

The Equal Credit Opportunity Act (ECOA) generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act (TILA)is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act (FH Act) regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Community Reinvestment Act (CRA) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic banking centers, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” In its last examination for CRA compliance, as of March 14, 2005, the bank was rated “satisfactory.”

The Home Mortgage Disclosure Act (HMDA) grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The Federal Reserve Board amended regulations issued under HMDA to require the reporting for 2004 of certain pricing data with respect to higher priced mortgage loans for review by the federal banking agencies from a fair lending perspective. We do not expect that the HMDA data reported by the Bank for 2006 will raise material issues regarding the Bank’s compliance with the fair lending laws.

The Real Estate Settlement Procedures Act (RESPA) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with the CRA, TILA, FH Act, ECOA, HMDA and RESPA generally, the bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

The National Flood Insurance Act (NFIA) requires homes in flood-prone areas with mortgages from a federally regulated lender to have flood insurance. Hurricane Katrina focused awareness on this requirement. Lenders are required to provide notice to borrowers of special flood hazard areas and require such coverage before making, increasing, extending or renewing such loans. Financial institutions which demonstrate a pattern and practice of lax compliance are subject to the issuance of cease and desist orders and the imposition of per loan civil money penalties, up to a maximum fine which currently is $125,000. Fine payments are remitted to the Federal Emergency Management Agency for deposit into the National Flood Mitigation Fund.

Due to heightened regulatory concern related to compliance with HOEPA, FACT, ECOA, TILA, FH Act, CRA, HMDA, RESPA and NFIA generally, the bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Employees

As of December 31, 2006, Placer Sierra Bancshares on a consolidated basis had approximately 614 full time equivalent employees.

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

In addition to the other information contained in this report, the following risks may affect us. If any of these risks occurs, our business, financial condition or operating results could be adversely affected. The risks described below are not the only risks facing our company. For example, other risks include, but are not limited to: governmental approvals for the acquisition of the Company by Wells Fargo & Company may not be obtained or adverse regulatory conditions may be imposed in connection with governmental approvals of the proposed acquisition by Wells Fargo & Company; our shareholders may fail to provide the required approvals to consummate the acquisition; factors may occur which result in a condition to the acquisition of us by Wells Fargo & Company not being satisfied. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We face risks associated with the acquisition of Southwest Community Bancorp relating to difficulties in integrating combined operations, potential disruption of operations and related negative impact on earnings and incurrence of substantial expenses.

We recently acquired Southwest Community Bancorp. In connection with this acquisition, we face risks commonly encountered, including disruption of our ongoing business, difficulty in integrating acquired operations and personnel, inability of our management to maximize our financial and strategic position by the successful implementation of uniform product offerings and the incorporation of uniform technology into our product offerings and control system, and inability to maintain uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of changes in management. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with this acquisition. We cannot assure you that integration of acquired Southwest Community Bank’s or its banking centers’ operations will be successfully accomplished. The inability to improve the operating performance of Southwest Community Bank and its banking centers or to integrate successfully their operations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our balance sheet is asset sensitive. Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

A substantial portion of our income is derived from the differential or “spread” between the interest earned on loans, securities and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities. At December 31, 2006 our balance sheet was asset sensitive in an environment where the yield curve moves in a parallel fashion to changes in short term interest rates, which means that our net interest margin tends to expand in a rising interest rate environment and decline in a falling interest rate environment. However, our funding costs have increased faster than the movement in rates across the yield curve, which has had the effect of nullifying any positive effect of the asset sensitivity of our balance sheet. In early 2006, we increased rates paid on deposit accounts to retain existing customers and attract new deposit customers. Then, at the end of the third quarter of 2006, we changed our approach to managing liquidity and significantly reduced rates offered on deposit accounts compared to rates offered within our market areas. As short-term rates continue to rise, retention of existing deposit customers and the attraction of new deposit customers may require us to increase rates we pay on deposit accounts faster than increases in interest rates across the yield curve. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

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

A downturn in our real estate markets could hurt our business because most of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2006, approximately 89.2% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California. If there is a significant decline in real estate values, especially in California, the collateral for our loans will provide less security. Real estate values could also be negatively affected by, among other things, earthquakes and other natural disasters particular to California. The median sales price of an existing single-family detached home in California increased 3.7% from December 2005 to December 2006, while the number of homes sold decreased 15.3% during the same period. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of December 31, 2006, we had one significant deposit customer, which represented 12.3% of total deposits and 29.4% of non-interest bearing deposits. In the fourth quarter of 2006, we were notified by this depositor that they intend to withdraw all of its deposit balances by the end of the first quarter of 2007. The depositor, a nationwide mortgage service company, is consolidating all of its operations into its Midwest headquarters. The loss of this customer will significantly impact our growth and earnings.

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

The ability of the bank to pay dividends or make other capital distributions to us is subject to the regulatory authority of the Board of Governors of the Federal Reserve System, or the Federal Reserve, and the California Department of Financial Institutions or the DFI. As of December 31, 2006, the bank could have paid approximately $16.2 million in dividends without the prior approval of the Federal Reserve or the DFI. The amount the bank may pay in dividends may be further restricted due to the fact that the bank must maintain a certain minimum amount of capital to be considered a “well-capitalized” institution. The amount available for payment of dividends to us by the bank for the bank to remain “well-capitalized” immediately thereafter totaled $20.3 million at December 31, 2006, which is greater than the statutory and regulatory provisions. Accordingly, the maximum amount available for payment to the holding company is $16.2 million without prior regulatory approval.

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

If we fail to maintain effective systems of internal and disclosure control, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

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

As a result of weaknesses that may be identified in our internal controls, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with the Nasdaq Global Select Market. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any comments from the staff of the Securities and Exchange Commission about our periodic and current reports within the last 180 days and, accordingly, we do not have any unresolved comments from the staff.

ITEM 2.	PROPERTIES

Our corporate headquarters is based in Sacramento, California. As of December 31, 2006, we had a total of 65 properties, consisting of 50 banking center offices, ten operation and service centers and five other properties.

Of the 50 banking center offices, 11 locations are owned, 37 are leased and for two locations the buildings are owned by us, on land which is leased. Five of the banking center locations also have sub-tenants for a portion of the building.

Of our operation and service centers, we own two locations, lease seven and our Auburn, California administrative offices are owned by us, on land which is leased. Two of our operation and service centers also have sub-tenants for a portion of the building.

Of our five other properties, two locations are owned by us and three are leased, all of which are subleased. In addition, we have two stand alone ATM locations, of which one is leased and the space for the other location is provided to us free of charge. We believe our premises are currently adequate for our business.

ITEM 3.	LEGAL PROCEEDINGS

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

Cerritos Valley Dissenters

On February 21, 2007 the California Court of Appeal, Fourth Appellate District, Division Three reversed and remanded for further consideration by the trial court, the judgment and satisfaction of judgment entered by the Superior Court of the State of California for the County of Orange in a litigation matter, Bank of Orange County v. Azar. et al. The litigation matter involves Bank of Orange County, a division of our bank. Bank of Orange County v. Azar et al, was originally filed on November 18, 2003. On June 23, 2005, Bank of Orange County received a notice of entry of judgment and satisfaction of judgment with respect to this matter. The litigation relates to a number of Cerritos Valley Bank shareholders who exercised their statutory right pursuant to Chapter 13 of the California Corporations Code to dissent from the 2002 merger of Cerritos Valley Bank with and into Bank of Orange County. Rather than accept the merger consideration of $9.79 per share of common stock paid to Cerritos Valley Bank shareholders who did not dissent from the merger, the dissenting shareholders claimed that the fair market value of their shares of common stock was $25.76 per share. Prior to consummation of the merger, Bank of Orange County deposited the sum of approximately $3.8 million with the exchange agent for the merger, representing $9.79 per share multiplied by the number of shares held by dissenting shareholders.

In January 2004, Bank of Orange County and the dissenting shareholders entered into a settlement agreement, which provided that the fair market value of the shares would be determined by an appraisal process. Under the terms of the agreement, each party’s appraiser valued the shares. After conducting the appraisal, each appraiser reached a different dollar amount. Because the difference between the two amounts exceeded a specified range, the settlement agreement provided that a third appraiser be selected by the two other appraisers, to determine the fair market value of the Cerritos Valley Bank common stock. The third appraiser determined that the fair market value of the shares held by the dissenting shareholders was $5.95. Based on the $5.95 valuation, the bank paid the dissenting shareholders approximately $2.2 million. On June 20, 2005, the Superior Court of the State of California in Orange County entered judgment stating that the amount the Bank paid to the dissenting shareholders represented full satisfaction of both the settlement agreement and all amounts owed by Bank of Orange County pursuant to Chapter 13 of the California Corporations Code. This is the judgment that has been reversed by the California Court of Appeal as of February 21, 2007. The judgment was originally appealed in February 2006 by certain dissenting shareholders that hold a majority of the Cerritos Valley Bank common stock involved in the litigation. Shareholders holding the remaining Cerritos Valley Bank common stock involved in the litigation did not participate in the appeal.

In the appeal decision, the Court of Appeal decided that the settlement agreement, in fact, set up an arbitration procedure and decided that the case should be remanded to the trial court to confirm, vacate or modify the arbitration award of the third appraiser pursuant to the procedures set forth in the California Arbitration Act. The trial court will have the discretion to confirm, vacate or modify the arbitration award by the third appraiser. Bank of Orange County intends to continue to vigorously prosecute this action.

ALC Bankruptcy Case

On October 27, 2005, the bankruptcy trustee of ALC Building Corporation filed an adversary action in the United States Bankruptcy Court, Central District of California against Bank of Orange County, a division of PSB, in a matter entitled Peter C. Anderson, Trustee of ALC v. Bank of Orange County. ALC was a former vendor of Bank of Orange County that was retained to provide construction funding services. Creditors of ALC filed an involuntary Chapter 7 bankruptcy petition against ALC on March 5, 2004. The bankruptcy trustee sought damages in the amount of $578,000 from Bank of Orange County for all funds Bank of Orange County received from ALC in the 90-day period prior to the date the involuntary bankruptcy petition was filed against ALC, plus interest and costs. Bank of Orange County vigorously defended the action. However, the bankruptcy trustee filed a motion for summary judgment, which was granted on June 12, 2006 and judgment was entered against Bank of Orange County in the amount of $578,000, plus interest and costs. Bank of Orange County tendered a check in the amount of $613,000 at the beginning of August 2006 to satisfy the judgment. Bank of Orange County filed a proof of claim as an unsecured creditor in the Chapter 7 bankruptcy on September 19, 2006 for the same amount tendered in the judgment and estimates that it will recover $75,000 and its net loss will be approximately $538,000.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Marketplace Designation, Sales Price Information and Holders

On August 10, 2004, our common stock was designated for quotation on the Nasdaq Global Select Market and trades under the symbol “PLSB.” The following table summarizes the high and low closing sale prices for each quarterly period since January 1, 2005 for our common stock, as traded on and reported by the Nasdaq Global Select Market:

Year Ended December 31,	High	Low
2005:
First quarter	$27.63	$22.04
Second quarter	$27.27	$21.58
Third quarter	$30.50	$25.76
Fourth quarter	$30.32	$25.33

	High	Low
2006:
First quarter	$28.55	$25.19
Second quarter	$28.22	$22.10
Third quarter	$23.87	$21.03
Fourth quarter	$25.96	$22.26

As of February 21, 2007, the closing price of our common stock on the Nasdaq Global Select Market was $27.50 per share. As of that date, based on the records of our transfer agent, there were approximately 246 holders of record of our common stock.

Performance Graph

The following graph compares, for the period August 16, 2004 (the closing date of our initial public offering) through December 31, 2006, the change in Placer Sierra Bancshares’ cumulative total return on its Common Stock with the cumulative total return of (i) the Nasdaq Composite Index; and (ii) the Nasdaq Bank Stock Index. The total return on our common stock is determined based on the change in the price of our common stock and assumes reinvestment of all dividends at the time such dividends were paid and an original investment of $100. The total return on the indicated index also assumes reinvestment of dividends at the time such dividends were paid and an original investment in the index of $100.

The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on 10-K for the year ended December 31, 2006 into any filing under the Securities Act of 1933 or under the Exchange Act, except to the extent that Placer Sierra Bancshares specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.

	Period Ended
Index	8/16/04	12/31/04	12/31/05	12/31/06
Placer Sierra Bancshares	100.00	142.20	138.55	118.85
NASDAQ Composite Index	100.00	122.02	123.70	135.47
NASDAQ Bank Stock Index	100.00	113.29	108.38	120.31

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

Since January 1, 2005, we have declared the following dividends:

Record Date	Pay Date	Amount per Share
February 15, 2005	March 3, 2005	$0.12
May 31, 2005	June 13, 2005	$0.12
September 7, 2005	September 21, 2005	$0.12
December 8, 2005	December 22, 2005	$0.12
March 2, 2006	March 16, 2006	$0.12
May 12, 2006	May 25, 2006	$0.12
August 10, 2006	August 28, 2006	$0.15
November 10, 2006	November 23, 2006	$0.15
February 9, 2007	February 22, 2007	$0.15

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2006 regarding securities issued and to be issued under equity compensation plans that were in effect during fiscal year 2006:

Equity Compensation Plan Information

December 31, 2006

Plan Category	Number of securities to be issued upon exercise of outstanding options and vesting of restricted stock	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders
2002 Amended and Restated Stock Option Plan	1,218,547	$20.16	578,484
2002 Stock Option Plan of Southland Capital Co.(1)	145,325	$7.82	—

Total	1,363,872		578,484

(1)	Assumed on May 25, 2004 in connection with the merger of Southland Capital Co. into us.
(2)	Excludes securities to be issued upon exercise of outstanding options and restricted common stock.

Recent Sales of Unregistered Securities

During the four-year period ended December 31, 2006, we issued the following securities, none of which have been registered under the Securities Act. All share numbers and per share prices have been adjusted to reflect our February 2003, 1-for-2 reverse stock split.

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

6. On May 25, 2004, Southland Capital Co. was merged into us. Pursuant to the merger, we issued 5,249,181 shares of our common stock to the seven shareholders of Southland Capital Co. In connection with the merger, we also assumed outstanding options which, pursuant to the amended and restated agreement and plan of merger relating to such merger, were converted into options to acquire 685,044 shares of our common stock. From May 25, 2004 through August 16, 2004, we issued 117,267 shares of common stock upon the exercise of certain of these options, at an exercise price of $7.82 per share.

7. During the fourth quarter of 2004, we issued $10.3 million of floating rate Junior Subordinated Debentures to our subsidiary, Placer Statutory Trust III.

8. During the fourth quarter of 2006, we issued $25.8 million of floating rate Junior Subordinated Debentures to our subsidiary, Placer Statutory Trust IV.

None of the transactions described above involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction, if deemed to be a sale of a security, was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The issuance of shares pursuant to the exercise of stock options described in paragraphs 2, 3, 4, and 5 above were exempt from the registration requirements of the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in each transaction described in paragraphs 1-8 above represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and acknowledged that the securities were issued in a transaction not registered under the Securities Act, such securities were restricted as to transfers and appropriate legends were affixed to the share certificates and instruments issued in such transactions.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the year ended December 31, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our statistical information for each of the years in the five-year period ended December 31, 2006. The financial data presented includes the effect of our acquisition of Southland Capital Co. as if the merger had occurred on January 1, 2002. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2006 and 2005 and for each of the years in the three-year period ended December 31, 2006 and related Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” The information contained in this summary may not be indicative of future financial condition or results of operations. See “ITEM 1A. RISK FACTORS” for a discussion of risk factors.

	At or for the Years Ended December 31,
	2006(1)	2005(2)	2004(2)	2003	2002
	(Dollars in thousands, except share and per share data)
Consolidated Income Data:
Interest income	$137,028	$101,031	$71,831	$68,783	$72,651
Interest expense	34,352	17,514	9,444	10,275	18,127

Net interest income	102,676	83,517	62,387	58,508	54,524
Provision for (credit to) the allowance for loan and lease losses	—	—	560	(6)	(485)

Net interest income after provision for (credit to) the allowance for loan and lease losses	102,676	83,517	61,827	58,514	55,009
Non-interest income	16,410	16,389	10,615	15,992	15,457
Non-interest expense	82,691	59,038	51,730	50,745	56,308

Income before income taxes	36,395	40,868	20,712	23,761	14,158
Provision for income taxes	13,826	16,066	7,693	8,431	4,807
Minority interest share of income	—	—	—	—	(123)

Net income	$22,569	$24,802	$13,019	$15,330	$9,228

Share Data:
Earnings per common share:
Basic	$1.18	$1.66	$0.92	$1.13	$0.70
Diluted(3)	$1.16	$1.63	$0.90	$1.13	$0.70
Cash dividends declared per share	$0.54	$0.48	$0.05	$—	$—
Book value per share	$17.97	$13.91	$12.88	$12.05	$11.09
Shares outstanding at the end of the year	22,492,188	15,042,981	14,877,056	13,683,493	13,407,401
Weighted average shares outstanding – basic	19,163,713	14,943,874	14,123,894	13,520,468	13,176,242
Weighted average shares outstanding – diluted	19,437,018	15,257,539	14,414,735	13,520,468	13,176,242

	At or for the Years Ended December 31,
	2006(1)	2005(2)	2004(2)	2003	2002
	(Dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$295,143	$57,268	$39,616	$88,505	$153,617
Investments and other securities	172,664	242,764	260,346	226,588	230,116
Loans and leases held for investment, net of deferred fees and costs	1,846,729	1,375,486	1,294,264	952,798	876,407
Other real estate	—	—	657	805	1,514
Goodwill	215,957	103,260	101,329	72,639	72,639
Other intangible assets	22,375	11,589	14,172	8,760	11,360
Total assets	2,648,968	1,860,462	1,779,415	1,396,946	1,405,595
Total deposits	2,159,071	1,572,882	1,500,059	1,137,160	1,193,117
Junior subordinated deferrable interest debentures	51,167	53,611	53,611	38,146	38,146
Shareholders’ equity	404,087	209,281	191,641	164,894	148,690

Selected Other Balance Sheet Data:
Average assets	$2,320,964	$1,848,989	$1,461,649	$1,413,637	$1,393,405
Average earning assets	1,936,972	1,598,105	1,266,840	1,210,209	1,186,758
Average shareholders’ equity	316,798	198,326	175,614	158,619	146,627

Selected Financial Ratios:
Return on average assets	0.97%	1.34%	0.89%	1.08%	0.66%
Return on average shareholders’ equity	7.12	12.51	7.41	9.66	6.29
Shareholders’ equity to total assets	15.25	11.25	10.77	11.80	10.58
Net interest margin	5.30	5.23	4.92	4.83	4.59
Efficiency ratio	69.44	59.09	70.86	68.11	80.46
Dividend payout ratio	45.85	28.92	5.42	—	—

Selected Asset Quality Ratios:
Non-performing loans and leases to total loans and leases held for investment	0.75%	0.22%	0.22%	0.31%	0.42%
Non-performing assets to total assets	0.52	0.16	0.20	0.27	0.37
Allowance for loan and lease losses to total loans and leases held for investment	1.21	1.22	1.25	1.40	1.42
Allowance for loan and lease losses to non-performing loans and leases	161.36	545.67	558.81	447.60	341.47
Allowance for loan and lease losses to non-performing assets	161.36	545.67	455.57	352.43	241.28
Net recoveries (charge-offs) to average loans and leases held for investment	0.04	0.04	(0.15)	0.10	0.07

(1)	We acquired Southwest Community Bancorp, parent company of Southwest Community Bank in 2006. The assets of Southwest Community Bancorp were incorporated into our balance sheet on June 9, 2006 upon closing of the acquisition.
(2)	We acquired First Financial Bancorp, parent company of Bank of Lodi in 2004. The assets of First Financial Bancorp were incorporated into our balance sheet on December 10, 2004 upon closing of the acquisition. The first full year to include the results of operations from the effect of this acquisition was in 2005.
(3)	For periods ended prior to January 1, 2004, the shares of common stock issuable under stock option agreements were not included in the computation of diluted earnings per share because the exercise prices were equal to or greater than the stock’s fair value and their effect would be antidilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Who We Are

We are the bank holding company for one active subsidiary, Placer Sierra Bank (the bank), a California state-chartered commercial bank. Our bank conducts a portion of its banking business through the following divisions: Sacramento Commercial Bank, Bank of Lodi, Bank of Orange County and Southwest Community Bank. The bank has one active subsidiary, Central Square Company, Inc., a provider of non-deposit investment products.

As of December 31, 2006, we owned 100% of Placer Sierra Bank and 100% of the common stock of Placer Statutory Trust III, Placer Statutory Trust IV, First Financial Bancorp Statutory Trust I and Southwest Community Statutory Trust I. As of December 31, 2006, we also owned 100% of the stock of FDS Liquidation Corporation, Inc., an inactive subsidiary we acquired as part of the Southwest acquisition in June 2006. As of December 31, 2005, we owned 100% of Placer Sierra Bank and 100% of the common stock of Placer Statutory Trust II, Placer Statutory Trust III, Southland Statutory Trust I and First Financial Bancorp Statutory Trust I. The trusts were formed for the exclusive purpose of issuing and selling trust preferred securities. For financial reporting purposes, our investments in the trusts are not consolidated.

Pending Merger

On January 9, 2007, the Company and Wells Fargo & Company (Wells Fargo) entered into a definitive agreement for Wells Fargo to acquire the Company in a stock-for-stock merger. The transaction is expected to be completed by mid-year 2007. See “ITEM1—BUSINESS—Recent Developments” for further information.

Our Acquisitions

On June 9, 2006, we completed the acquisition of Southwest Community Bancorp (Southwest) and its subsidiary Southwest Community Bank, a community bank with nine banking centers located in Southern California. With the completion of this acquisition, Southwest Community Bank merged into and began operating as a division of our bank. The fair value of assets acquired, including goodwill, totaled $756.4 million. The fair value of the liabilities assumed totaled $581.3 million. Southwest Community Bancorp shareholders received 7,228,910 shares of the Company’s common stock valued at $172.4 million, net of issuance costs. We assumed all outstanding warrants which are convertible into a total of 153,346 shares of our common stock valued at $2.7 million, net of issuance costs, on the date of acquisition. The acquisition was accounted for under the purchase method of accounting.

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

Shelf Registration Statement

In December 2005, we filed a shelf registration statement relating to the offer of 7,222,379 shares held by Community Financial Institutions Fund Limited Partnership (the Fund), which was the selling shareholder in the offering. The registration statement was declared effective on December 23, 2005. On January 25, 2006, the Fund sold 5,000,000 shares pursuant to the shelf registration statement and on February 7, 2006, the Fund sold an additional 250,000 shares. As of December 31, 2006, the Fund had distributed all of its remaining shares to its partners.

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

We have 32 Northern and Central California banking centers that serve a nine county area including Placer, Sacramento and El Dorado, commonly known as the greater Sacramento metropolitan region, and the adjacent counties of Amador, Calaveras, Nevada, Sierra, San Joaquin and Fresno. We have eighteen Southern California banking centers that serve Los Angeles, Orange, San Bernardino and San Diego counties.

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

Our Opportunities, Challenges and Risks

Our strategy has been to be the premier banking company for the long-term benefit of our shareholders, customers and employees. We believe we have had opportunities for internal loan and deposit growth because our primary operations are located in some of the strongest growth markets in Northern, Central and Southern California and we positioned our company to take full advantage of these markets.

Despite our position of being in some of the best growth markets in California, we faced the risk of being particularly sensitive to changes in the California economy. In particular, real estate values could be affected by earthquakes, fires and other natural disasters in California. If the economy weakens, it could cause loan demand to decline and also affect our core deposit growth. Geographic distance between our operations may also hinder our consistency and efficiency.

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

Available-for-Sale Securities

Our available-for-sale securities are carried at fair value. The fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing total assets and shareholders’ equity.

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

The bank has made various representations and warranties associated with the sale of loans. These representations and warranties may require the bank to repurchase loans with underwriting deficiencies as defined in the applicable sales agreements and certain past due loans within ninety days of sale. The bank did not experience losses during the years ended December 31, 2006, 2005 and 2004 under these representations and warranties.

Loans held for sale subsequently transferred to loans held for investment are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method.

Government Guaranteed Loans

Included in the portfolio are loans which are 75% to 90% guaranteed by the Small Business Administration (SBA) or the U.S. Department of Agriculture and Rural Business—Cooperative Service (RBS). The guaranteed portion of these loans may be sold to a third party, with the bank retaining the unguaranteed portion. The bank generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale. The bank may be required to refund a portion of the sales premium if the borrower defaults or the loan prepays within ninety days of the settlement date.

The bank’s investment in the loan is allocated between the retained portion of the loan, the servicing asset, the interest-only strip, and the sold portion of the loan based on their estimated relative fair values on the date the loan is sold. The gain on the sold portion of the loan is recognized as income at the time of sale. The carrying value of the retained portion of the loan is discounted based on the estimated value of a comparable non-guaranteed loan. Significant future prepayments of these loans will result in the recognition of additional amortization of related servicing assets and an adjustment to the carrying value of related interest-only strips.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents our best estimate of losses inherent in the existing loan and lease portfolio. The allowance for loan and lease losses is increased by the provision for loan and lease losses charged to expense and reduced by credits to the allowance and loans and leases charged off, net of recoveries.

We evaluate our allowance for loan and lease losses periodically. The allowance for loan and lease losses is based upon management’s assessment of various factors affecting the collectibility of the loans and leases, including current economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans and leases.

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

Impairment of Long-lived Assets

Impairment of long-lived assets is evaluated by management based upon an event or changes in circumstances surrounding the underlying assets which indicate long-lived assets may be impaired. In 2006, evaluations performed by management indicated certain long-lived assets were impaired and the Company recorded a $5.0 million impairment charge.

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

Other Intangible Assets

Other intangible assets consist of core deposit intangibles (the estimated fair value of the long-term deposit relationships that were assumed when banks were acquired in 1999, 2000, 2003, 2004 and 2006). Core deposit intangibles are amortized using a method that approximates the expected run-off of the deposit base, which ranges from seven to twelve years.

We periodically evaluate whether events and circumstances have occurred that may affect the estimated useful lives or the recoverability of the remaining balance of these intangible assets. An intangible asset is deemed impaired if the sum of the undiscounted future cash flows is less than the carrying amount of the asset and an impairment loss shall be measured as the amount by which the carrying amount exceeds the estimated fair value.

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

Stock-based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No.123 (R), Share-Based Payment (SFAS 123(R)). Under SFAS 123(R), compensation cost is recognized for all awards that vest subsequent to the date of adoption based on the grant-date fair value estimated in accordance with FASB Statement No.123, Accounting for Stock-Based Compensation and SFAS 123(R). The grant-date fair value is estimated using the Black-Scholes option-pricing formula, which involves making estimates of the assumptions used, including the expected term of the option, expected volatility over the option term, expected dividend yield over the option term and risk-free interest rate. In addition, when determining the compensation expense to amortize over the vesting period, management makes estimates about the expected forfeiture rate of options.

Results of Operations

Key Performance Indicators

The following sections contain tables and data setting forth certain statistical information about us for the years ended December 31, 2006, 2005 and 2004. This discussion should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 included herein.

As of December 31, 2006, we had total assets of $2.649 billion, total loans and leases held for investment, net of deferred fees and costs, of $1.847 billion, total deposits of $2.159 billion and total shareholders’ equity of

$404.1 million. For the year ended December 31, 2006 average earning assets were $1.937 billion, average loans and leases held for investment, net of deferred fees and costs, were $1.626 billion, and average deposits were $1.903 billion. As of December 31, 2006, 22,492,188 shares of our common stock were outstanding, having a book value per share of $17.97.

For the year ended December 31, 2006, we recorded net income of $22.6 million, or $1.16 per share, on a diluted basis. Our financial results for the year ended December 31, 2006, as compared to the year ended December 31, 2005, reflect the acquisition in 2006 of Southwest Community Bancorp in June 2006.

The following table presents our key performance indicators based on accounting principles generally accepted in the United States of America (GAAP) for the years ended December 31, 2006, 2005 and 2004 and the basis for calculating these indicators:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share data)
Net interest income	$102,676	$83,517	$62,387
Non-interest income	16,410	16,389	10,615

	119,086	99,906	73,002
Provision for the allowance for loan and lease losses	—	—	560
Non-interest expense	82,691	59,038	51,730
Provision for income taxes	13,826	16,066	7,693

Net income	$22,569	$24,802	$13,019

Average assets	$2,320,964	$1,848,989	$1,461,649
Average shareholders’ equity	$316,798	$198,326	$175,614
Share Information:
Weighted average shares outstanding – basic	19,163,713	14,943,874	14,123,894
Weighted average shares outstanding – diluted	19,437,018	15,257,539	14,414,735
GAAP Profitability Measures:
Earnings per share – basic	$1.18	$1.66	$0.92
Earnings per share – diluted	$1.16	$1.63	$0.90
Return on average assets	0.97%	1.34%	0.89%
Return on average shareholders’ equity	7.12%	12.51%	7.41%
Efficiency ratio	69.44%	59.09%	70.86%

The following table reconciles non-GAAP operating earnings to GAAP net income and presents the differences between non-GAAP financial measures and the most directly comparable financial measures prepared in accordance with GAAP and included in the table above. These non-GAAP financial measures include operating earnings, operating earnings per share, operating return on average assets, operating return on average shareholders’ equity and operating efficiency ratio.

We believe that the following non-GAAP basis presentation of certain financial measures provide meaningful supplemental information regarding the Company’s operating results primarily because they exclude amounts included in non-interest income, non-interest expense and merger expenses that management does not consider part of ongoing operating results when assessing the performance of the Company. We refer to these non-GAAP financial measures in assessing the performance of the Company’s ongoing operations and for planning and forecasting in future periods. These non-GAAP financial measures also facilitate our internal comparisons to the Company’s historical operating results.

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

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share data)
GAAP net income	$22,569	$24,802	$13,019
Non-GAAP adjustments:
Loss on sale of investment securities available-for-sale	1,701	—	3,814
Expenses relating to CEO retirement and resignation	2,074	—	—
Accelerated vesting of options granted to new CEO	424	—	—
Impairment of administrative buildings	4,774	—	—
Write-off of debt issuance costs	952	—	—
Termination of agreements with former employees	242	—	—
Write-down of assets relating to rebranding	199	—	—
Loss relating to bankruptcy of vendor	538	—	—
Settlement of lawsuit	122	—	—
Merger expenses	—	—	2,300
Tax effect	(4,635)	—	(2,365)

Non-GAAP operating earnings	$28,960	$24,802	$16,768

Non-GAAP Profitability Measures:
Operating earnings per share – basic	$1.51	$1.66	$1.19
Operating earnings per share – diluted	$1.49	$1.63	$1.16
Operating return on average assets	1.25%	1.34%	1.15%
Operating return on average shareholders’ equity	9.14%	12.51%	9.55%
Operating efficiency ratio	60.74%	59.09%	64.75%

2006 Compared to 2005

Net income for the year ended December 31, 2006 was $22.6 million, or $1.16 per diluted share. Net income for the year ended December 31, 2005 was $24.8 million, or $1.63 per diluted share. Return on average assets for 2006 was 0.97%, compared to 1.34% for 2005. Return on average equity for 2006 was 7.12%, compared to 12.51% for 2005.

Net income for the year ended December 31, 2006 was negatively impacted by $11.0 million ($6.4 million after taxes), or the equivalent of $0.33 per diluted share, in charges taken over the course of the year which management does not consider part of ongoing operating results and relate to the following as noted in the table above:

•	loss on the sale of investment securities available-for-sale to manage liquidity requirements as a result of the anticipated loss of the Company’s largest depositor in the first quarter of 2007;

•	expenses related to the retirement and resignation of the former Chief Executive Officer;

•	accelerated vesting of options granted to the new Chief Executive Officer;

•	an impairment charge on the our administrative buildings in Auburn, CA;

•	the write-off of issuance costs on two of our junior subordinated deferrable interest debentures, which we redeemed in the fourth quarter of 2006;

•	expenses resulting from the termination of an employment and a consulting agreement with two former employees;

•	the write-down of certain assets identified as impaired through our re-branding initiative;

•	the bankruptcy of a vendor; and

•	the settlement of a lawsuit.

Excluding the $11.0 million ($6.4 million after taxes) in charges, operating earnings were $29.0 million, or the equivalent of $1.49 per diluted share, operating return on average assets was 1.25% and operating return on average shareholders’ equity was 9.14% for the year ended December 31, 2006. For further discussion of these trends, see net interest income, non-interest income and non-interest expense discussions which follow.

In addition, the change in financial position, operating results and earnings per share for the year ended December 31, 2006 reflect the increase in net assets and earnings attributable to the acquisition of Southwest Community Bancorp (Southwest) on June 9, 2006. Earnings per share for the year ended December 31, 2006 was also impacted by the increase in the number of shares outstanding resulting from the issuance of new shares of common stock in connection with this all-stock acquisition.

Net interest income for the year ended December 31, 2006 increased to $102.7 million from $83.5 million for the year ended December 31, 2005. The increase in net interest income is attributable to the benefit of the acquisition of Southwest and reflects the growth in average interest earning asset balances of 21.20% for 2006 compared to 2005. The increase in net interest income is also attributable to a slight increase in the net interest margin.

Net interest margin for the year ended December 31, 2006 increased by seven basis points to 5.30%, from 5.23% for the year ended December 31, 2005. The increase in net interest margin is primarily attributable to the benefit of the addition of Southwest’s low-cost deposit base and an increase in the yield earned on average earning assets, partially offset by increased funding costs throughout the remainder of the Bank’s operations.

Total non-interest income remained relatively unchanged and was $16.4 million for both the year ended December 31, 2006 and 2005. Non-interest income was negatively affected by a $1.7 million pre-tax loss on the sale of investment securities available-for-sale in the fourth quarter of 2006, which management does not consider part of ongoing operating results when assessing the performance of the Company, as noted above. We sold these securities to manage future liquidity requirements after we were notified by our largest depositor that it intends to withdraw all of its deposit balances by the end of the first quarter of 2007. This loss was offset by an increase in service charges and fees on deposit accounts and debit card and merchant discount fees as a result of the increase in the number of deposit accounts associated with the acquisition of Southwest and the gains recorded on the sale of loans in 2006. There were no loans sold in 2005.

Total non-interest expense for the year ended December 31, 2006 increased to $82.7 million from $59.0 million for the year ended December 31, 2005. Non-interest expense for the year ended 2006 includes $9.3 million in pre-tax expenses affecting salaries and benefits, impairment of long-lived assets and other expenses, which management does not consider part of ongoing operating results when assessing the performance of the Company, as noted above. Excluding the $9.3 million in pre-tax expenses, total operating non-interest expense would have been $73.4 million for the year ended December 31, 2006. The remaining increase was centered in salaries and benefits costs which increased principally due to the acquisition of Southwest.

The efficiency ratio is a measure of how effective we are at managing our non-interest expense dollars. A lower or declining ratio indicates improving efficiency. The efficiency ratio for the year ended December 31, 2006 increased to 69.44% from 59.09% for the year ended December 31, 2005. As previously discussed, non-interest income includes pre-tax charges of $1.7 million and non-interest expense includes $9.3 million in pre-tax charges for the year ended December 31, 2006, both of which management does not consider part of ongoing operating results. Excluding both the $1.7 million and $9.3 million in pre-tax charges, the operating efficiency ratio was 60.74% for the year ended December 31, 2006.

2005 Compared to 2004

Net income for the year ended December 31, 2005 was $24.8 million, or $1.63 per diluted share. Net income for the year ended December 31, 2004 was $13.0 million, or $0.90 per diluted share. Return on average assets for 2005 was 1.34%, compared to 0.89% for 2004. Return on average equity for 2005 was 12.51%, compared to 7.41% for 2004.

Net income for the year ended December 31, 2004 was negatively impacted by $6.1 million ($3.7 million after taxes), or the equivalent of $0.26 per diluted share, in merger related charges related to the acquisition of Southland Capital Co, parent company of Bank of Orange County, including a loss on sale of investment securities and merger expenses, which management does not consider part of ongoing operating results. See non-GAAP to GAAP reconciliation table above.

Excluding the $6.1 million ($3.7 million after taxes) in charges, operating earnings were $16.8 million, or the equivalent of $1.16 per diluted share, operating return on average assets was 1.15% and operating return on average shareholders’ equity was 9.55% for the year ended December 31, 2004.

Net interest income for the year ended December 31, 2005 increased to $83.5 million from $62.4 million for the year ended December 31, 2004. The increase in net interest income is attributable to the benefit of the acquisition of First Financial Bancorp, parent company of Bank of Lodi, the investment of excess liquidity created by the acquisition of Southland Capital Co. into higher yielding investments, such as loans and investment securities and the beneficial impact of a rising rate environment on our asset sensitive balance sheet.

Net interest margin for the year ended December 31, 2005 increased by 31 basis points to 5.23%, from 4.92% for the year ended December 31, 2004. The increase in net interest margin is primarily attributable to the investment of excess liquidity created by the acquisition of Southland Capital Co. into higher yielding investments, such as loans and investment securities and the beneficial impact of a rising rate environment on our asset sensitive balance sheet.

Total non-interest income for the year ended December 31, 2005 increased to $16.4 million from $10.6 million for the year ended December 31, 2004. Non-interest income for the year ended December 31, 2004 was negatively affected by a $3.8 million pre-tax loss on the sale of investment securities available-for-sale, which management does not consider part of ongoing operating results when assessing the performance of the Company. This loss was partially offset by a $397,000 gain from life insurance proceeds and a $528,000 recovery of an operational charge-off in 2004. Non-interest income for the year ended December 31, 2005 was beneficially impacted by the acquisition of First Financial Bancorp and an increase in referral and other loan-related fees, principally attributable to an increase in commercial real estate loans referred to third parties.

Total non-interest expense for the year ended December 31, 2005 increased to $59.0 million from $51.7 million for the year ended December 31, 2004. Non-interest expense for the year ended 2004 includes $2.3 million in pre-tax merger expenses relating to the acquisition of Southland Capital Co., which management does not consider part of ongoing operating results when assessing the performance of the Company, as noted above. Excluding the $2.3 million in pre-tax expenses, total operating non-interest expense would have been $49.4 million for the year ended December 31, 2004. The remaining increase was principally attributable to expanded operations resulting from the acquisition of First Financial Bancorp.

The efficiency ratio for the year ended December 31, 2005 decreased to 59.09% from 70.86% for the year ended December 31, 2004. As previously discussed, non-interest income includes pre-tax charges of $3.8 million and non-interest expense includes $2.3 million in pre-tax charges for the year ended December 31, 2004, both of which management does not consider part of ongoing operating results. Excluding both the $3.8 million and $2.3 million in pre-tax charges, the operating efficiency ratio was 64.75% for the year ended December 31, 2004. The improvement in our operating efficiency ratio in 2005 over 2004 reflects our strong revenue growth in 2005 and our efficient integration (and corresponding ability to control costs) of our 2004 acquisitions of both Southland Capital Co. and First Financial Bancorp.

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

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans held for sale	$2,330	$251	10.77%	$—	$—	0.00%	$215	$9	4.19%
Loans and leases held for investment (1) (2) (3)	1,625,695	122,423	7.53%	1,323,467	89,331	6.75%	1,021,151	63,193	6.19%
Investment securities available-for-sale :
Taxable	208,981	9,465	4.53%	213,474	9,348	4.38%	139,800	6,495	4.65%
Tax-exempt (1)	29,609	1,225	4.14%	18,176	717	3.94%	12,296	529	4.30%
Federal funds sold	53,608	2,720	5.07%	29,721	953	3.21%	84,483	1,150	1.36%
Time deposits with other banks	59	—	0.00%	97	2	2.06%	63	1	1.59%
Other earning assets (4)	16,690	944	5.66%	13,170	680	5.16%	8,832	454	5.14%

Total interest earning assets	1,936,972	137,028	7.07%	1,598,105	101,031	6.32%	1,266,840	71,831	5.67%

Non-interest earning assets:
Cash and due from banks	117,945			65,426			67,407
Other assets	266,047			185,458			127,402

Total assets	$2,320,964			$1,848,989			$1,461,649

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits :
Interest bearing demand	$231,270	1,197	0.52%	$251,494	993	0.39%	$197,458	698	0.35%
Money market	403,096	11,073	2.75%	279,116	2,820	1.01%	217,743	1,496	0.69%
Savings	145,435	652	0.45%	175,628	613	0.35%	135,711	473	0.35%
Time certificates of deposit	425,588	16,119	3.79%	359,230	9,520	2.65%	253,013	4,636	1.83%

Total interest bearing deposits	1,205,389	29,041	2.41%	1,065,468	13,946	1.31%	803,925	7,303	0.91%
FHLB borrowings	6,978	343	4.92%	678	20	2.95%	284	3	1.05%
Short-term borrowings	13,116	224	1.71%	12,664	91	0.72%	19,641	164	0.83%
Long-term debt	60,003	4,744	7.91%	53,611	3,457	6.45%	39,286	1,974	5.02%

Total interest bearing liabilities	1,285,486	34,352	2.67%	1,132,421	17,514	1.55%	863,136	9,444	1.09%

Non-interest bearing liabilities:
Demand deposits	697,884			498,419			409,333
Other liabilities	20,796			19,823			13,566

Total liabilities	2,004,166			1,650,663			1,286,035
Shareholders’ equity	316,798			198,326			175,614

Total liabilities and shareholders’ equity	$2,320,964			$1,848,989			$1,461,649

Net interest income		$102,676			$83,517			$62,387

Net interest margin (5)			5.30%			5.23%			4.92%

(1)	Yields on loans and leases and tax exempt securities have not been adjusted to a tax-equivalent basis because the impact is not material.
(2)	Average non-accrual loans and leases of $6.5 million, $3.1 million and $2.5 million in 2006, 2005 and 2004, respectively, are included in the yield computations.
(3)	Interest income includes net deferred loan and lease fees and costs of $2.4 million, $1.7 million and $1.2 million for 2006, 2005 and 2004, respectively.
(4)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5)	Net interest margin is calculated by dividing net interest income by total average earning assets.

The following tables show the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates (mix) based on the relative changes of volume and rates:

	Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
	Net Change	Rate	Volume	Mix
	(Dollars in thousands)
Interest income:
Loans held for sale	$251	$—	$251	$—
Loans and leases held for investment	33,092	10,333	20,400	2,359
Investment securities available-for-sale:
Taxable	117	320	(197)	(6)
Tax-exempt	508	35	451	22
Federal funds sold	1,767	555	766	446
Time deposits with other banks	(2)	—	(1)	(1)
Other earning assets	264	65	182	17

Total interest income	35,997	11,308	21,852	2,837

Interest expense:
Interest bearing demand	204	309	(80)	(25)
Money market	8,253	4,847	1,253	2,153
Savings	39	174	(105)	(30)
Time certificates of deposit	6,599	4,086	1,759	754
FHLB borrowings	323	13	186	124
Short-term borrowings	133	125	3	5
Long-term debt	1,287	782	412	93

Total interest expense	16,838	10,336	3,428	3,074

Net interest income	$19,159	$972	$18,424	$(237)

	Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
	Net Change	Rate	Volume	Mix
	(Dollars in thousands)
Interest income:
Loans held for sale	$(9)	$(9)	$(9)	$9
Loans and leases held for investment	26,138	5,732	18,709	1,697
Investment securities available-for-sale:
Taxable	2,853	(373)	3,423	(197)
Tax-exempt	188	(44)	253	(21)
Federal funds sold	(197)	1,559	(745)	(1,011)
Time deposits with other banks	1	—	1	—
Other earning assets	226	2	223	1

Total interest income	29,200	6,867	21,855	478

Interest expense:
Interest bearing demand	295	82	191	22
Money market	1,324	704	422	198
Savings	140	1	139	—
Time certificates of deposit	4,884	2,069	1,946	869
FHLB borrowings	17	5	4	8
Short-term borrowings	(73)	(23)	(58)	8
Long-term debt	1,483	559	720	204

Total interest expense	8,070	3,397	3,364	1,309

Net interest income	$21,130	$3,470	$18,491	$(831)

2006 Compared to 2005

Net interest income increased 22.9%, or $19.2 million, to $102.7 million for the year ended December 31, 2006, from $83.5 million for 2005. Average earning assets increased 21.2%, or $338.9 million, to $1.937 billion for the year ended December 31, 2006, from $1.598 billion for 2005. Average loans and leases held for investment, net of deferred fees and costs, increased by 22.8%, or $302.2 million, to $1.626 billion for the year ended December 31, 2006, from $1.323 billion for 2005. Average loans and leases held for investment, net of deferred fees and costs, increased as a result of the acquisition of Southwest along with our organic loan growth. Average core deposits (all deposit categories other than time certificates of deposit) increased 22.7%, or $273.0 million, to $1.478 billion for the year ended December 31, 2006, from $1.205 billion for 2005. Average core deposits increased primarily as a result of the acquisition of Southwest.

The net interest margin for the year ended December 31, 2006 increased seven basis points to 5.30%, from 5.23% for 2005. The increase is primarily attributable to the addition of Southwest’s low cost deposit base and an increase in the yield earned on average earning assets, partially offset by increased funding costs throughout the remainder of the bank’s operations.

Interest income increased 35.6%, or $36.0 million, to $137.0 million for the year ended December 31, 2006, from $101.0 million for 2005. Average loans and leases held for investment, net of deferred fees and costs, increased 22.8%, or $302.2 million, to $1.626 billion for the year ended December 31, 2006, from $1.323 billion for 2005, and yielded 7.53% for the year ended December 31, 2006, compared to 6.75% for 2005. The increase in the yields on average loans and leases primarily reflects the benefit of loans that re-priced during a period of rising short-term interest rates. The yield on investment securities increased to 4.48% for the year ended December 31, 2006, from 4.34% for 2005.

Interest expense on all interest bearing liabilities increased 96.1%, or $16.8 million, to $34.4 million for the year ended December 31, 2006, from $17.5 million in 2005. Total average interest bearing liabilities increased 13.5%, or $153.1 million, to $1.285 billion for the year ended December 31, 2006, from $1.132 million for 2005. The cost of our interest bearing liabilities increased to 2.67% for the year ended December 31, 2006, from 1.55% for 2005. This increase was the result of an increase in deposit rates paid on all deposit types required to attract funding to support loan growth and remain competitive in the marketplace, as well as higher rates paid on short-term borrowings and on junior subordinated deferrable interest debentures throughout most of the year. Interest rates and the average balance on short-term borrowings increased as we borrowed from the Federal Home Loan Bank of San Francisco on a short-term basis to help fund additional loan growth during the year. In the fourth quarter of 2006, we redeemed $38.1 million in debentures and issued $25.8 million in new debentures at rates 198 basis points lower than the debentures redeemed. Interest rates on junior subordinated deferrable interest debentures reset quarterly and are based on the 90-day LIBOR plus a margin.

Interest expense on interest bearing deposits increased 108.2%, or $15.1 million, to $29.0 million for the year ended December 31, 2006, from $13.9 million for 2005. The increase is primarily attributable to an increase in deposit rates paid on all deposit types during the year ended December 31, 2006 required to attract funding to support loan growth and remain competitive in the marketplace and a migration of deposits into higher rate accounts such as time deposit accounts and our new optimum money market account. The overall cost of deposits increased to 1.53% for the year ended December 31, 2006, from 0.89% for 2005.

As short-term market rates increased throughout 2005, we did not proportionately increase interest rates paid on deposits. In early 2006, we significantly increased rates paid on deposit accounts to retain existing customers and attract new deposit customers. Then, at the end of the third quarter of 2006, we changed our approach to managing liquidity and significantly reduced rates offered on deposit accounts compared to rates offered within our market areas.

A substantial percentage of our funding sources are non-interest bearing demand deposits, which represented approximately 36.7% of average total deposits for the year ended December 31, 2006, an increase from 31.9% for 2005. This increase is primarily the result of the acquisition of Southwest.

2005 Compared to 2004

Net interest income increased 33.9%, or $21.1 million, to $83.5 million for the year ended December 31, 2005, from $62.4 million for 2004. Average earning assets increased 26.1%, or $331.3 million, to $1.598 billion for the year ended December 31, 2005, from $1.267 billion for 2004. Average loans and leases held for investment, net of deferred fees and costs, increased by 29.6%, or $302.3 million, to $1.323 billion for the year ended December 31, 2005, from $1.021 billion for 2004. These increases are primarily attributable to the acquisition of First Financial Bancorp. Average core deposits (all deposit categories other than time certificates of deposit) increased 25.5%, or $244.4 million, to $1.205 billion for the year ended December 31, 2005, from $960.2 million for 2004. Average core deposits increased primarily as a result of the acquisition of First Financial Bancorp.

The net interest margin for the year ended December 31, 2005 increased 31 basis points to 5.23%, from 4.92% for 2004, primarily attributable to an increase in yields on total interest earning assets to 6.32% for the year ended December 31, 2005, from 5.67% for 2004, which outpaced the increase in the cost of total interest bearing liabilities and increased to 1.55% for the year ended December 31, 2005, from 1.09% for 2004. Partially offsetting this increase in the spread on interest earning assets to interest bearing liabilities was a decline in the ratio of interest earning assets to interest bearing liabilities to 141.1% for the year ended December 31, 2005, from 146.8% for 2004. Our net interest margin would have been higher in 2004 if not for our liquidity strategy during the second half of 2004 resulting from and related to the acquisitions of Southland Capital Co. and First Financial Bancorp and the uncertainties in the Treasury markets preceding the 2004 Presidential election.

Interest income increased 40.7%, or $29.2 million, to $101.0 million for the year ended December 31, 2005, from $71.8 million for 2004. Average loans and leases held for investment, net of deferred fees and costs, increased 29.6%, or $302.3 million, to $1.323 billion for the year ended December 31, 2005, from $1.021 billion for 2004, primarily reflecting our acquisition of First Financial Bancorp. Average loans and leases held for investment, net of deferred fees and costs, yielded 6.75% for the year ended December 31, 2005, compared to 6.19% for 2004. The increase in the yield on average loans and leases primarily reflects the impact of loans that re-priced during a period of rising short-term interest rates. While the yield on average total loans and leases increased between comparable periods, the yield on investment securities decreased to 4.34% for the year ended December 31, 2005, from 4.62% for 2004. The decline in the yield of the investment portfolio between 2004 and 2005 reflects the reinvestment of amounts matured, called or sold into lower yielding investments.

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

Interest expense on interest bearing deposits increased 91.0%, or $6.6 million, to $13.9 million for the year ended December 31, 2005, from $7.3 million for 2004. The increase is primarily attributable to our acquisition of First Financial Bancorp. Also, in the first and second quarters of 2005, we focused on attracting longer-duration time certificates of deposit through new product offerings, which we believe helped mitigate net interest margin compression during 2005. Additionally, market rates continued to increase during 2005 for certificates of deposit and we increased the rates we paid on such deposits in order to retain them as they matured, while we maintained the rates we paid on other deposit products. Another contributing factor to the increase in interest expense on interest bearing deposits was the alignment of the Bank of Orange County and Placer Sierra Bank deposit rate schedules after the merger of the two banks in the third quarter of 2004, which resulted in an increase in the average rate paid on our Southern California money market deposits. A substantial percentage of our funding sources are non-interest bearing demand deposits, which represented approximately 31.9% of average total deposits for the year ended December 31, 2005, a decrease from 33.7% for 2004. The decrease in the percentage of non-interest bearing demand deposits to total deposits along with higher rates paid on both time certificates of deposit and money market deposits increased our overall cost of deposits to 0.89% for the year ended December 31, 2005, from 0.60% for 2004. As a percentage of average total deposits, time certificates of deposit increased to 23.0% for the year ended December 31, 2005, from 20.9% for 2004.

Provision for the Allowance for Loan and Lease Losses

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

2006 Compared to 2005

The Company’s overall credit quality remained strong during the year ended December 31, 2006. However, non-performing loans to total loans and leases held for investment, net of deferred fees and costs, increased to 0.75% at December 31, 2006 from 0.22% at December 31, 2005. The increase in non-performing loans is concentrated in four real-estate secured loans. An impairment analysis of these four loans indicated impairment on two of the loans for a total of $214,000, which was charged off in the fourth quarter of 2006. During 2006, we experienced loan and lease charge-offs of $1.6 million and recoveries of $2.2 million compared to loan and lease charge-offs of $1.6 million and recoveries of $2.1 million for 2005. Based on the above, management determined that no provision for loan and lease losses was required for the year ended December 31, 2006.

The allowance for loan and lease losses increased to $22.3 million as of December 31, 2006 compared to $16.7 million at December 31, 200. This increase relates to the inclusion of $5.0 million in allowances relating to loans acquired from Southwest and the net recoveries discussed above.

There were no other changes in loan and lease concentrations or terms during the periods indicated which significantly affected the provision or allowance for loan and lease losses.

2005 Compared to 2004

The Company’s overall credit quality remained strong during the year ended December 31, 2005. Non-performing loans to total loans and leases held for investment, net of deferred fees and costs, remained unchanged at 0.22% at December 31, 2006 and 2005. During 2005, we experienced loan and lease charge-offs of $1.6 million and recoveries of $2.1 million compared to loan and lease charge-offs of $2.6 million and recoveries of $1.1 million for 2004. Based on the above, management determined that no provision for loan and lease losses was required for the year ended December 31, 2005.

The allowance for loan and lease losses increased to $16.7 million as of December 31, 2005 compared to $16.2 million at December 31, 2004. This increase results from the net recoveries discussed above.

There were no other changes in loan and lease concentrations or terms during the periods indicated which significantly affected the provision or allowance for loan and lease losses.

See “—Critical Accounting Policies,” “—Financial Condition—Allowance for Loan Losses,” and Note 2 to our Consolidated Financial Statements.

Non-Interest Income

The following table summarizes non-interest income by category for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Service charges and fees on deposit accounts	$8,614	$7,763	$6,293
Referral and other loan-related fees	3,328	3,941	2,914
Increase in cash surrender value of life insurance	1,772	1,660	1,210
Debit card and merchant discount fees	1,433	1,223	902
Revenues from sales of non-deposit investment products	1,086	827	695
Gain on sale of loans held for sale, net	735	—	185
Loan servicing income	373	410	310
Gain on sale of loans held for investment, net	201	—	—
Loss on sale of investment securities available-for-sale, net	(1,701)	(56)	(3,335)
Other	569	621	1,441

Total non-interest income	$16,410	$16,389	$10,615

Total non-interest income to average total assets	0.71%	0.89%	0.73%

2006 Compared to 2005

While non-interest income remained relatively unchanged at $16.4 million for both years ended December 31, 2006 and 2005, the components had the following changes:

Loss on sale of investment securities increased $1.6 million in the fourth quarter of 2006. We sold investment securities available-for-sale with a book value of $105.4 million for a $1.7 million loss in order to manage future liquidity requirements after we were notified by our largest deposit customer that the customer intends to withdraw all of its deposit balances by the end of the first quarter of 2007.

Service charges and fees on deposit accounts increased 11.0%, or $851,000, to $8.6 million for the year ended December 31, 2006, from $7.8 million for 2005. This increase is primarily due to the increase in the number of deposit accounts associated with the acquisition of Southwest, in addition to a revised deposit fee structure initiated in May 2005.

Referral and other loan-related fees decreased 15.6%, or $613,000, to $3.3 million for the year ended December 31, 2006, from $3.9 million for 2005 primarily due to a decrease in real estate loans referred to third parties. Referral fees are highly dependent on a small number of transactions and are subject to significant fluctuation from period to period based on the number of loans referred and interest rate environment.

The revenue generated from the increase in the cash surrender value of life insurance policies increased 6.8%, or $112,000, to $1.8 million for the year ended December 31, 2006, from $1.7 million for 2005 primarily due to the addition of bank owned life insurance as a result of the acquisition of Southwest.

Debit card and merchant discount fees increased 17.2%, or $210,000, to $1.4 million for the year ended December 31, 2006, from $1.2 million for 2005 primarily due to the increase in the number of debit card users as a result of the acquisition of Southwest.

Revenues from sales of non-deposit investment products increased 31.3%, or $259,000, to $1.1 million for the year ended December 31, 2006, from $827,000 for 2005. Sales of non-deposit investment products are highly dependent on a small sales force and are subject to significant fluctuation from period to period based on the number of sales representatives at the Company.

During the year ended December 31, 2006, we recorded a $735,000 gain on the sale of loans held for sale due to the addition of Southwest’s SBA group and a $201,000 gain on the sale of loans held for investment. There were no loans sold in 2005.

2005 Compared to 2004

Non-interest income increased 54.4%, or $5.8 million, to $16.4 million for the year ended December 31, 2005, from $10.6 million for 2004. During 2004, we recorded a $3.8 million loss from restructuring Bank of Orange County’s investment securities portfolio to align the two banks interest rate risk and liquidity profiles.

Service charges and fees on deposit accounts increased 23.4%, or $1.5 million, to $7.8 million for the year ended December 31, 2005, from $6.3 million for 2004 primarily due to the acquisition of First Financial Bancorp and a revised deposit fee structure initiated in May 2005.

Referral and other loan related fees increased 35.2%, or $1.0 million, to $3.9 million for the year ended December 31, 2005, from $2.9 million for 2004 primarily due to an increase in real estate loans referred to third parties. Referral fees are highly transactional in nature and subject to volatility from period to period based on the number of loans referred and the interest rate environment.

There were no gains on the sale of loans for the year ended December 31, 2005 as compared to $185,000 for 2004, reflecting our decision to retain more 1-4 family home loans for our portfolio and also a shift to generating fee income by referring 1-4 family home loans to third parties, rather than selling them as in prior periods.

Loan servicing income and the cash surrender value of life insurance policies increased from the year ended December 31, 2004 primarily due to the acquisition of First Financial Bancorp.

Other non-interest income decreased 56.9%, or $820,000, to $621,000 for the year ended December 31, 2005, from $1.4 million for 2004. In 2004, other non-interest income included a $397,000 gain from life insurance proceeds and a $528,000 recovery of an operational charge-off. There were no gains from life insurance proceeds or recoveries of operational charge-offs in 2005.

Non-Interest Expense

The following table summarizes non-interest expense by category for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$41,292	$29,768	$25,423
Occupancy and equipment	9,641	8,066	7,031
Impairment of long-lived assets	4,973	—	—
Data and item processing	5,762	5,184	4,738
Professional fees	4,175	2,766	2,150
Administration	2,637	2,054	1,734
Communication and postage	2,557	2,327	1,715
Amortization of intangible assets	2,470	2,583	1,947
Third party payments	2,318	788	330
Advertising and business development	1,357	1,179	877
Loan-related costs	1,072	1,065	701
Stationery and supplies	971	1,129	869
Merger expenses	—	—	2,300
Other	3,466	2,129	1,915

Total non-interest expense	$82,691	$59,038	$51,730

Total non-interest expense to average total assets	3.56%	3.19%	3.54%

2006 Compared to 2005

Non-interest expense increased 40.1%, or $23.7 million, to $82.7 million for the year ended December 31, 2006, from $59.0 million for 2005.

Salaries and employee benefits expense increased 38.7%, or $11.5 million, to $41.3 million for the year ended December 31, 2006, from $29.8 million for 2005. Salaries and employee benefits expense for the year ended December 31, 2006 increased as a result of:

•

$2.6 million in pre-tax expenses previously discussed relating to compensation expenses as a result of the change in CEO during the year and severance expenses resulting from the termination of an employment agreement with the former President of Bank of Orange County;

•	an increase in the number of employees as a result of the acquisition of Southwest;

•	a $1.7 million increase in incentive compensation that supports our growth strategy;

•	$197,000 in retention incentives for Southwest employees;

•

$1.0 million in additional stock option compensation expense, exclusive of the stock option compensation expense recorded relating to the change in CEO discussed above, resulting from the adoption of SFAS 123(R) as of January 1, 2006; and

•	$509,000 in restricted stock compensation expense due to the grant of restricted stock to certain executives and our directors in 2006.

The increase was partially offset by a $1.6 million increase in deferred loan costs primarily due to an increase in the number of loans boarded during 2006 compared to 2005 and an increase in the amount deferred for each loan based on an independent evaluation of loan origination costs which was effective January 1, 2006. Deferred loan costs reduce salaries expense in the period which the loan is boarded.

Occupancy and equipment expense increased 19.5%, or $1.6 million, to $9.6 million for the year ended December 31, 2006, from $8.1 million for 2005 principally due to the acquisition of Southwest.

During the third quarter of 2006, the Company recorded a $4.8 million reduction in the carrying value of the Company’s administrative campus and a $199,000 reduction in the carrying value of other long-lived assets related to the Company’s re-branding initiative as previously discussed. There were no such expenses in 2005.

Data and item processing expense increased 11.2%, or $578,000, to $5.8 million for the year ended December 31, 2006, from $5.2 million for 2005 principally due to the acquisition of Southwest and termination charges assessed in connection with the change in vendors for our data services.

Professional fees increased 50.9%, or $1.4 million, to $4.2 million for the year ended December 31, 2006, from $2.8 million for 2005 principally due to a total of $1.3 million in pre-tax expenses as previously discussed relating to the write-off of issuance costs on two of the junior subordinated deferrable interest debentures which were redeemed in the fourth quarter of 2006, consulting fees paid to the former CEO, expenses resulting from the termination of a consulting agreement with the former Chief Credit Officer, and the settlement of a lawsuit filed against the bank.

Administration expense increased 28.4%, or $583,000, to $2.6 million for the year ended December 31, 2006, from $2.1 million for 2005 principally due to an increase in the volume of cash letter activity and cash ordering by commercial customers resulting in an increase in correspondent banking charges and increased costs associated with SEC reporting primarily as a result of the acquisition of Southwest.

Communication and postage expense increased 9.9%, or $230,000, to $2.6 million for the year ended December 31, 2006, from $2.3 million for 2005 principally due to the acquisition of Southwest.

Amortization of core deposit intangible decreased 4.4%, or $113,000, to $2.5 million for the year ended December 31, 2006, from $2.6 million for 2005 due to the core deposit intangible related to Bank of Orange County being fully amortized in October of 2005. This amount will increase next year as the core deposit intangible related to Southwest is amortized for a full year.

Third party payments for banking related services paid on behalf of business customers increased 194.2%, or $1.5 million, to $2.3 million for the year ended December 31, 2006, from $788,000 for 2005 principally due to the acquisition of Southwest.

Advertising and business development expense increased 15.1%, or $178,000, to $1.4 million for the year ended December 31, 2006, from $1.2 million for 2005 principally due to an increase in business development costs as a result of expanding the Company’s team of business development officers, an increase in promotion costs and an increase in donations made in 2006.

Stationery and supplies expense decreased 14.0%, or $158,000, to $971,000 for the year ended December 31, 2006, from $1.1 million for 2005 principally due to an effort to streamline forms used across the Company and renegotiated pricing with our vendors, offset by an increase in costs due to the acquisition of Southwest.

Other non-interest expense increased 62.8%, or $1.3 million, to $3.5 million for the year ended December 31, 2006, from $2.1 million for 2005. This increase was a result of an accrual of $538,000 for the estimated loss relating to the bankruptcy of a vendor, four operational losses totaling $289,000 and an increase in recruiting fees of $114,000. The recruiting fees were paid in connection with restructuring the credit administration function and expanding our team of business development officers. In addition, there was an increase in other expenses, such as check printing charges, bill payment expenses and employee education, as a result of the acquisition of Southwest.

2005 Compared to 2004

Non-interest expense increased 14.1%, or $7.3 million, to $59.0 million for the year ended December 31, 2005, from $51.7 million for 2004.

Salaries and employee benefits expense increased 17.1%, or $4.3 million, to $29.8 million for the year ended December 31, 2005, from $25.4 million for 2004 due to an increase in personnel associated with the acquisition of First Financial Bancorp, an increase in personnel and incentive compensation to support our revenue growth goals and an increase in the cost of employee benefits and insurance.

Occupancy and equipment, data and item processing, amortization of core deposit intangible, communication and postage and stationery and supplies all increased from 2004 as a result of the integration of the additional banking centers acquired from First Financial Bancorp.

Professional fees increased 28.7%, or $616,000, to $2.8 million for the year ended December 31, 2005, from $2.2 million for 2004. The increase is a result of $158,000 incurred in connection with due diligence on an acquisition the Company ceased pursuing in the fourth quarter of 2005; $125,000 associated with the registration of shares held by the Company’s principal shareholder and $378,000 incurred relating to compliance with the Sarbanes-Oxley Act of 2002.

During 2004, we recorded merger related expenses of $2.3 million associated with the acquisition of Southland Capital Co. and its subsidiary Bank of Orange County.

Other non-interest expense increased 11.2%, or $214,000, to $2.1 million for the year ended December 31, 2005, from $1.9 million for 2004. In 2004, we incurred a $120,000 loss from a check kiting fraud and a $145,000 write-down of the Company’s only OREO property to fair value. There were no such costs in 2005. The overall increase in other non-interest expense is a result of an increase in staff travel required by our statewide operations and an increase in recruiting costs primarily relating to restaffing our banking center offices.

Stock-Based Compensation

On January 1, 2006, the Company began expensing stock options in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)). Prior to January 1, 2006, the Company accounted for stock options under the recognition and measurement provisions of Accounting Principals Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations, as permitted by Financial Accounting Standards Board Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. For the years ended December 31, 2005 and 2004, no stock-based employee compensation cost was recognized in the consolidated statement of income for options granted as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments vesting during 2006 that were granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments vesting during 2006 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost is recognized net of estimated forfeitures. There were no differences in valuation methodologies or assumptions used to determine the fair value of options before and after the adoption of SFAS 123(R) and no stock option terms were modified as a result of this adoption. Results for prior periods have not been restated.

As a result of this accounting change, the Company is utilizing other stock-based compensation arrangements, such as restricted stock, in addition to stock options as part of the overall compensation strategy for executive management and directors.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before provision for income taxes and net income for the year ended December 31, 2006 was $2.3 million and $1.3 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 after adopting SFAS 123(R) were $0.07 lower than if the Company had continued to account for share-based compensation under APB 25.

At December 31, 2006, the total compensation cost related to nonvested stock option awards granted to employees under the Company’s stock option plans but not yet recognized was $2.9 million. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.7 years and will be adjusted for subsequent changes in estimated forfeitures.

Provision for Income Taxes

We recorded tax provisions of $13.8 million, $16.1 million and $7.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our statutory income tax rate is approximately 42.1%, representing a blend of the statutory Federal income tax rate of 35.0% and the California income tax rate of 10.8%. Due to the nontaxable nature of income from municipal securities, interest on loans in designated enterprise zones, increases in the cash surrender value of bank owned life insurance, the benefit of deductions for the exercise of stock options and warrants and vesting of restricted common stock and the benefit of housing tax credits; our actual effective income tax rate was 38.0%, 39.3% and 37.1% for the years ended December 31, 2006, 2005 and 2004, respectively.

Financial Condition

Our total assets at December 31, 2006 were $2.649 billion, an increase of 42.4%, compared to $1.860 billion at December 31, 2005. Our earning assets at December 31, 2006 totaled $2.134 billion, an increase of 31.8%, compared to $1.620 billion at December 31, 2005. Total deposits at December 31, 2006 were $2.159 billion, an increase of 37.3%, compared to $1.573 billion at December 31, 2005. The increase in total assets, earning assets and deposits is due to the acquisition of Southwest along with our organic growth.

Loans and Leases

The following table presents the balance of each major category of loans and leases outstanding at the end of each of the years indicated. We had no foreign loans or energy-related loans as of the dates indicated.

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Loans and leases held for investment:
Real estate – mortgage	$1,323,114	$990,362	$892,136	$665,738	$581,735
Real estate – construction	328,135	207,078	184,317	116,052	78,466
Commercial	169,409	147,830	167,035	132,723	169,322
Agricultural	4,862	5,779	17,423	256	351
Consumer	16,053	11,703	11,110	11,086	15,061
Leases receivable and other	7,701	15,431	24,575	27,571	31,758

Total gross loans and leases held for investment	1,849,274	1,378,183	1,296,596	953,426	876,693
Deferred loan and lease fees, net	(2,545)	(2,697)	(2,332)	(628)	(286)

Total loans and leases held for investment, net of deferred loan and lease fees and costs	1,846,729	1,375,486	1,294,264	952,798	876,407
Less: allowance for loan and lease losses	(22,328)	(16,714)	(16,200)	(13,343)	(12,450)

Total net loans and leases held for investment	$1,824,401	$1,358,772	$1,278,064	$939,455	$863,957

Loans held for sale, at lower of cost or market	$3,115	$—	$—	$67	$9,680

Gross loans and leases held for investment increased 34.2%, or $471.1 million, to $1.849 billion at December 31, 2006, from $1.378 billion at December 31, 2005 due to the acquisition of Southwest along with our organic loan growth. Excluding the $334.9 million in loans held for investment associated with the acquisition of Southwest, gross loans and leases held for investment increased 9.9%, or $136.2 million, from December 31, 2005.

We experienced increases of $332.8 million in mortgages, $121.1 million in construction, $21.6 million in commercial and $4.4 million in consumer loans partially offset by decreases of $917,000 and $7.7 million in agricultural and leases receivable and other loans, respectively. While we recorded $847.6 million of new loan commitments during the year ended December 31, 2006, we also experienced early loan payoffs of $337.0 million.

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

Real Estate—Mortgage

The category of real estate—mortgage at December 31, 2006 totaled $1.323 million and was comprised 67.33% of loans collateralized by commercial real estate and 32.67% of loans collateralized by 1-4 family real estate.

We set limitations on our exposure in commercial real estate lending activities and employ monitoring tools and reporting consistent with sound industry practices. We segment our commercial real estate mortgage and construction loan portfolio into low-to-moderate risk and higher risk loan categories and limit the aggregate of higher risk commercial real estate mortgage and construction loans outstanding to no more than 350% of the sum of Tier 1 capital plus the allowance for loan and lease losses; as of December 31, 2006, this ratio was 302%. We further limit our total commercial real estate loans to no more than 600% of the sum of Tier 1 capital plus the allowance for loan and lease losses; as of December 31, 2006, this ratio was 551%. Commercial real estate mortgages generally require debt service coverage ratios of 125% or greater and loan to value ratios of not more than 75%.

During the fourth quarter of 2006, we stress tested all commercial real estate mortgage loans with outstanding balances of $750,000 or greater. Prior to stress testing, the tested loans had a current weighted average debt service coverage ratio of 195%. After shocking the portfolio for a 200 basis point rate increase, the debt service coverage ratio of the tested loans decreased to 190%. Alternatively, an assumed 15% decrease in net operating income (falling rents and/or rising vacancies) caused the debt service coverage ratio of the tested loans to decrease to 167%. Combining both events caused the ratio to decrease to 162%. The tested loans had a weighted average loan to value of 61.76%. Based on this stress testing, management has concluded that the bank’s commercial real estate mortgage loan portfolio could withstand such shocks reasonably well.

The portfolio of loans collateralized by 1-4 family residential real estate is comprised 62.3% of loans supported by first liens and 37.7% of loans supported by junior liens (primarily home equity lines of credit, or “HELOCs”). First lien loans are generally underwritten in accordance with FNMA/FHLMC guidelines for loans eligible for sale in the secondary mortgage market. The majority of HELOCs are limited to a combined loan to value ratio of 80%, although borrowers with the highest credit scores can borrow up to 85%. Individual HELOCs are generally limited by our loan policy to no more than $500,000.

Real Estate—Construction

The category of real estate—construction at December 31, 2006 totaled $328.1 million, approximately 20% of which was comprised of loans to owner-occupants constructing their own residences. These loans are generally 30 year loans which include an interest only period during construction. Underwriting of these loans is generally done in accordance with FNMA/FHLMC guidelines for loans eligible for sale in the secondary mortgage market. The remaining 80% of real estate—construction was comprised of residential and commercial loans for a variety of property types to owner occupants, investors and developers. Our underwriting guidelines for these construction loans set minimum borrower equity and pre-leasing requirements for commercial projects and generally limit the number of units ahead of sales for residential projects.

The following table shows the amounts of loans and leases held for investment outstanding as of December 31, 2006 which, based on scheduled repayments of principal are due in one year or less, more than one year through five years, and more than five years. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. The table also presents, for loans and leases with maturities over one year, an analysis with respect to fixed interest rate loans and leases and floating interest rate loans and leases.

	Maturity				Rate Structure for Loans with Maturities over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate (1)	Floating Rate
	(Dollars in thousands)
Real estate – mortgage	$358,958	$706,626	$257,530	$1,323,114	$779,632	$184,524
Real estate – construction	191,520	102,015	34,600	328,135	100,912	35,703
Commercial	124,660	44,522	227	169,409	41,500	3,249
Agricultural	3,851	1,011	—	4,862	666	345
Consumer	4,054	9,734	2,265	16,053	11,999	—
Leases receivable and other	2,460	5,241	—	7,701	5,241	—

Total	$685,503	$869,149	$294,622	$1,849,274	$939,950	$223,821

(1)	Fixed rate loans include variable rate loans whose interest rate is at the floor or ceiling at December 31, 2006.

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

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accrual loans and leases, not restructured	$13,837	$3,063	$2,899	$2,981	$3,646
Accruing loans and leases past due 90 days or more	—	—	—	—	—
Restructured loans and leases	—	—	—	—	—

Total non-performing loans (NPLs) and	13,837	3,063	2,899	2,981	3,646
OREO	—	—	657	805	1,514

Total non-performing assets (NPAs)	$13,837	$3,063	$3,556	$3,786	$5,160

Selected ratios:
NPLs to total loans and leases held for investment	0.75%	0.22%	0.22%	0.31%	0.42%
NPAs to total loans and leases held for investment and OREO	0.75%	0.22%	0.27%	0.40%	0.59%
NPAs to total assets	0.52%	0.16%	0.20%	0.27%	0.37%

Non-performing loans increased 351.7%, or $10.8 million, to $13.8 million at December 31, 2006, from $3.1 million at December 31, 2005. The increase in non-performing loans is concentrated in four real-estate secured loans. An impairment analysis of these four loans indicated impairment on two of the loans for a total of $214,000, which was charged off in the fourth quarter of 2006.

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

Loans and leases aggregating $14.3 million at December 31, 2006, $3.0 million at December 31, 2005 and $2.7 million at December 31, 2004 have been designated as impaired. The total allowance for loan and lease losses related to these impaired loans and leases was $212,000 at December 31, 2006, $79,000 at December 31, 2005 and $606,000 at December 31, 2004.

The amount of interest income that we would have recorded on non-accrual and impaired loans and leases had the loans and leases been current totaled $949,000 for 2006, $246,000 for 2005 and $175,000 for 2004. All payments received on loans classified as non-accrual are applied first to principal; accordingly, interest income recognized on such loans and leases was not significant for the years ended December 31, 2006, 2005 and 2004.

We record OREO properties at amounts which are approximately equal to the fair market value of the properties based on current independent appraisals reduced by estimated selling costs. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other non-interest expense. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred. At December 31, 2006 and 2005, we had no OREO properties.

At December 31, 2006, all loans which management has serious doubts as to the ability of the borrower to comply with the present loan repayment terms were classified as non-accrual.

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

The specific allowance for impaired loans and leases and the general allowance are combined to determine the required allowance for loan and lease losses. The amount calculated is compared to the actual allowance for loan and lease losses at each quarter end and any shortfall is covered by an additional provision for loan and lease losses. As a practical matter, our allowance methodology may show that an unallocated allowance exists at quarter end. Any such amounts exceeding a certain percentage of the allowance will be removed from the allowance for loan and lease losses by a reduction to the allowance for loan and lease losses as of quarter end.

The following table presents the changes in our allowance for loan and lease losses for the years indicated:

	As of or for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of period	$16,714	$16,200	$13,343	$12,450	$12,363
Balance acquired	4,975	—	3,865	—	—
Loans charged off during period:
Real estate – mortgage	307	—	341	—	79
Real estate – construction	—	—	—	—	—
Commercial	204	456	2,151	258	1,074
Agricultural	—	—	—	—	—
Consumer	106	168	98	68	214
Leases receivable and other	969	1,005	48	716	355

Total	1,586	1,629	2,638	1,042	1,722
Recoveries:
Real estate – mortgage	32	315	106	326	808
Real estate – construction	—	—	—	—	—
Commercial	239	1,768	599	1,549	1,317
Agricultural	—	—	—	—	—
Consumer	94	37	148	20	7
Leases receivable and other	1,860	23	217	46	162

Total	2,225	2,143	1,070	1,941	2,294
Net loans and leases recovered (charged off)	639	514	(1,568)	899	572
Provision for (credit to) the allowance for loan and lease losses	—	—	560	(6)	(485)

Balance at end of period	$22,328	$16,714	$16,200	$13,343	$12,450

Loans and leases held for investment, net of deferred fees and costs	$1,846,729	$1,375,486	$1,294,264	$952,798	$876,407
Average loans and leases held for investment	$1,625,695	$1,323,467	$1,021,151	$878,060	$863,230
Non-performing loans and leases	$13,837	$3,063	$2,899	$2,981	$3,646
Selected ratios:
Net recoveries (charge-offs) to average loans and leases held for investment	0.04%	0.04%	(0.15)%	0.10%	0.07%
Provision for (credit to) the allowance for loan and lease losses to average loans and leases held for investment	0.00%	0.00%	0.05%	0.00%	(0.06)%
Allowance for loan and lease losses to loans and leases held for investment	1.21%	1.22%	1.25%	1.40%	1.42%
Allowance for loan and lease losses to non-performing loans and leases	161.36%	545.67%	558.81%	447.60%	341.47%

The allowance for loan and lease losses of $22.3 million at December 31, 2006 represented 1.21% of total loans and leases held for investment, net of deferred fees and costs, and 161.36% of non-performing loans and leases as of that date. At December 31, 2005, the allowance for loan and lease losses totaled $16.7 million, or 1.22% of total loans and leases held for investment, net of deferred fees and costs, and 545.67% of non-performing loans and leases as of that date. At December 31, 2004, the allowance for loan and lease losses totaled $16.2 million, or 1.25% of total loans and leases held for investment, net of deferred fees and costs, and 558.81% of non- performing loans and leases. Net recoveries to average loans and leases held for investment were 0.04% for both years ended December 31, 2006 and 2005, compared to net chanre-offs to average loans and leases of 0.15% for the year ended December 31, 2004. See “Critical Accounting Policies,” and Note 5 of the “Notes to Consolidated Financial Statements.”

Total loan and lease charge-offs were $1.6 million in both 2006 and 2005 and $2.6 million in 2004. The decrease in total loan and lease charge-offs in 2006 and 2005 compared to 2004 is primarily related to the charge off of one significant commercial loan in 2004.

Commercial loan charge-offs totaled $204,000 in 2006, $456,000 in 2005 and $2.2 million in 2004. The decrease in 2006 and 2005 is related to the charge-off of one significant commercial loan in 2004.

Leases receivable and other loan charge-offs totaled $969,000 in 2006, $1.0 million in 2005 and $48,000 in 2004. The increase in 2006 and 2005 compared to 2004 is related to the charge-off of one significant lease in 2006 and two significant leases in 2005.

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

	As of December 31,
	2006		2005		2004		2003		2002
	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allocation of the Allowance	Percent of Loans in Each Category to Total Loans	Allowance of the Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate-mortgage	$11,618	71.5%	$9,410	71.9%	$7,422	68.8%	$4,619	69.8%	$6,356	66.3%
Real estate- construction	4,765	17.7	829	15.0	1,578	14.2	883	12.2	886	9.0
Commercial	4,532	9.2	4,209	10.7	5,062	12.9	6,081	13.9	3,940	19.7
Agricultural	163	0.3	387	0.4	666	1.3	—	0.0	—	0.0
Consumer	45	0.9	129	0.8	428	0.9	159	1.2	337	1.7
Leases receivable and other	61	0.4	532	1.2	436	1.9	826	2.9	559	3.3
Unallocated	1,144	0.0	1,218	0.0	608	0.0	775	0.0	372	0.0

Total	$22,328	100.0%	$16,714	100.0%	$16,200	100.0%	$13,343	100.0%	$12,450	100.0%

Investment Securities Available-for-Sale

The carrying value of our investment securities available-for-sale at December 31, 2006 decreased 33.8%, or $77.2 million, to $151.2 million, from $228.4 million at December 31, 2005 and decreased 39.5%, or $98.7 million, from $249.9 million at December 31, 2004. The decline in 2006 compared to 2005 and 2004 is primarily the result of the sale of investment securities in December 2006 with a book value of $105.4 million in order to manage future liquidity requirements after we were notified by our largest deposit customer that the customer intends to withdraw all of its deposit balances by the end of the first quarter of 2007. This decrease was offset by additional securities acquired in the Southwest acquisition.

We manage our investment portfolio principally to provide liquidity and balance our overall interest rate risk. To a lesser extent, we manage our investment portfolio to provide earnings while minimizing credit risk.

The carrying value (which represents fair value) of our portfolio of investment securities available-for-sale at December 31, 2006, 2005 and 2004 was as follows:

	As of December 31,
	2006	2005	2004
	(Dollars in thousands)
U.S. Treasury securities	$500	$1,995	$26,986
U.S. Government Agency securities	107,663	204,727	198,732
Obligations of states and political subdivisions	39,092	17,712	18,783
Other securities	3,912	3,945	5,415

Total investment securities available-for-sale	$151,167	$228,379	$249,916

The following table shows the maturities of investment securities available-for-sale at December 31, 2006 and the weighted average yields of such securities, excluding the benefit of tax-exempt securities:

	As of December 31, 2006
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury securities	$500	4.42%	$—	—%	$—	—%	$—	—%
U.S. Government Agency securities	—	—	70,232	4.61	37,431	5.02	—	—
Obligations of states and political subdivisions	1,195	4.51	7,300	4.48	22,139	4.02	8,458	4.28
Other securities	—	—	—	—	—	—	—	—

Total investment securities available-for-sale	$1,695	4.48%	$77,532	4.60%	$59,570	4.65%	$8,458	4.28%

At December 31, 2006, other securities included $3.9 million of equity securities for which there is no maturity date.

Additional information concerning investment securities is provided in Note 4 to our Consolidated Financial Statements.

Deposits

Non-interest bearing deposits increased 80.0%, or $402.1 million, to $904.5 million as of December 31, 2006, from $502.4 million as of December 31, 2005, while total deposits increased 37.3%, or $586.2 million, to $2.159 billion as of December 31, 2006, from $1.573 billion as of December 31, 2005. The growth in total deposits is due to the acquisition of Southwest along with the organic growth of the Company. Excluding the $562.4 million in deposits associated with the acquisition of Southwest, total deposits increased 1.5%, or $23.8 million, from December 31, 2005.

Average non-interest bearing deposits increased 40.0%, or $199.5 million, to $697.9 million for the year ended December 31, 2006, from $498.4 million for 2005, while average total deposits increased 21.7%, or $339.4 million, to $1.903 billion for the year ended December 31, 2006, from $1.564 billion for 2005. The increase in average deposits is principally attributable to the acquisition of Southwest and its deposits, which totaled $562.4 million on the date of acquisition.

In the fourth quarter of 2006, we were notified by our largest deposit customer that the customer intends to withdraw all of its deposit balances by the end of the first quarter of 2007. The depositor, a nationwide mortgage service company, is consolidating all of its operations into its Midwest headquarters. As of December 31, 2006, this depositor represented 12.3% of total deposits and 29.4% of non-interest bearing deposits.

The following table shows the average amount and average rate paid on the categories of deposits for each of the periods indicated:

	Year Ended December 31,
	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest bearing demand	$231,270	0.52%	$251,494	0.39%	$197,458	0.35%
Money market	403,096	2.75	279,116	1.01	217,743	0.69
Savings	145,435	0.45	175,628	0.35	135,711	0.35
Time certificates of deposit	425,588	3.79	359,230	2.65	253,013	1.83
Non-interest bearing deposits	697,884	—	498,419	—	409,333	—

Total	$1,903,273	1.53%	$1,563,887	0.89%	$1,213,258	0.60%

The following table shows the maturities of time certificates of deposit of $100,000 or more at December 31, 2006:

December 31, 2006
(Dollars in thousands)
Due in three months or less	$109,017
Due in over three months through six months	57,660
Due in over six months through twelve months	36,602
Due in over twelve months	17,496

Total	$220,775

Short-Term Borrowings

We enter into sales of securities under agreements to repurchase which are short term in nature. Short-term borrowings increased 1.3%, or $149,000, to $11.5 million as of December 31, 2006, from $11.4 million as of December 31, 2005.

Junior Subordinated Deferrable Interest Debentures

We own the common stock of four business trusts that have issued an aggregate of $48.0 million in trust preferred securities fully and unconditionally guaranteed by us. The entire proceeds of each respective issuance of trust preferred securities were invested by the separate business trusts into junior subordinated deferrable interest debentures issued by us, with identical maturity, repricing and payment terms as the respective issuance of trust preferred securities. The aggregate amount of junior subordinated debentures issued by us is $49.5 million, with the maturity dates for the respective debentures ranging from 2031 through 2036. We may redeem the respective junior subordinated deferrable interest debentures earlier than the maturity date. The debentures are redeemable in 2007, 2008, 2009 and 2011.

In connection with the acquisition of Southwest, the Company recorded a fair value adjustment of the junior subordinated deferrable interest debentures assumed that increased the carrying value by $1.8 million. This amount will be amortized over the term of the debentures reducing interest expense. As of December 31, 2006, the remaining amount to be amortized is $1.7 million.

During the fourth quarter of 2006, the Company redeemed $38.1 million in junior subordinated deferrable interest debentures and entered into a new junior subordinated deferrable interest debenture agreement for $25.8 million at an interest rate that is 198 basis points less than the two debentures that were redeemed. This resulted in a $952,000 write-off of debt issuance costs that were being amortized over the term of the redeemed debentures.

For more information about the trust preferred securities and the debentures see Note 11 to our Notes to Consolidated Financial Statements.

Capital Resources

Our primary source of capital has been the retention of net income. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk. Shareholders’ equity at December 31, 2006 increased to $404.1 million from $209.3 million at December 31, 2005. We declared dividends of $0.15 per common share for the third and fourth quarters and $0.12 per common share for the first and second quarters or a total of $0.54 per common share for the year ended December 31, 2006, or $10.3 million for the year. Subsequent to year end, the Board of Directors declared a common stock cash dividend of $0.15 per share for the first quarter of 2007. The dividend was paid on February 22, 2007 to its shareholders of record on February 9, 2007.

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

The regulatory capital guidelines as well as the actual capital ratios for Placer Sierra Bank and us as the bank’s holding company as of December 31, 2006 are as follows:

Leverage Ratio
Placer Sierra Bancshares and Subsidiaries	9.3%
Minimum regulatory requirement	4.0%

Placer Sierra Bank	8.3%
Minimum requirement for “Well Capitalized” institution	5.0%
Minimum regulatory requirement	4.0%

Tier 1 Risk-Based Capital Ratio
Placer Sierra Bancshares and Subsidiaries	10.9%
Minimum regulatory requirement	4.0%

Placer Sierra Bank	9.9%
Minimum requirement for “Well Capitalized” institution	6.0%
Minimum regulatory requirement	4.0%

Total Risk-Based Capital Ratio
Placer Sierra Bancshares and Subsidiaries	12.1%
Minimum regulatory requirement	8.0%

Placer Sierra Bank	11.0%
Minimum requirement for “Well Capitalized” institution	10.0%
Minimum regulatory requirement	8.0%

As of December 31, 2006, we exceeded each of the minimum capital requirements and the bank exceeded each of the capital requirements to be deemed “well capitalized”. We own the common stock of four trusts that have issued $48.0 million of trust preferred securities. These securities are currently included in our Tier 1 capital for purposes of determining our Leverage, Tier 1 and Total Risk-Based capital ratios. Beginning March 31, 2009, we will be required to use a more restrictive formula to determine the amount of trust preferred securities that may be included in regulatory Tier 1 capital. At that time, we will be allowed to include in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which generally is defined as shareholders’ equity, less goodwill and any related deferred income tax liability. The regulations currently in effect only limit the amount of trust preferred securities that may be included in Tier 1 capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier 1 capital ratios would remain above the regulatory minimum required to be considered “well capitalized” had the modification of the capital regulations been in effect at December 31, 2006. For more information about the proposed regulations see “Item 1. BUSINESS. Supervision and Regulation.”

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

•

Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the registrant’s own stock and classified in shareholders’ equity; or

•

Any obligation, including contingent obligations, arising out of a material variable interest, as defined in FASB Interpretation No. 46, Consolidation of Variable Interest Entities, in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

We are a party to financial instruments with off-balance sheet risk. We have entered into commitments to extend credit and standby letters of credit. At December 31, 2006, our commitments to extend credit and standby letters of credit totaled $604.8 million. Commitments which result in a funded loan will increase our profitability through net interest income. Therefore, during the year, we manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in “—Liquidity,” have been and are expected to be sufficient to meet the cash requirements of our lending activities. For a further description of these financial instruments which qualify as off-balance sheet arrangements, see Note 12 of our Notes to Consolidated Financial Statements.

For a description of variable interest entities which qualify as off-balance sheet arrangements, see Note 2 and Note 11 of our Notes to Consolidated Financial Statements, which discuss four statutory trusts (of which we own 100% of the common stock) that were formed solely for the purpose of issuing trust preferred securities.

Contractual Obligations

The following table sets forth our significant contractual obligations at December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(Dollars in thousands)
Junior subordinated deferrable interest debentures	$49,487	$—	$—	$—	$49,487
Operating lease obligations	22,950	3,846	6,643	4,890	7,571
Deferred compensation	2,258	425	850	850	113
Supplemental executive retirement plans	16,595	700	1,285	1,690	12,920

Total	$91,290	$4,971	$8,778	$7,430	$70,091

The following table sets forth our other significant commitments at December 31, 2006:

	Amount of Commitment Expiration Per Period
Other Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(Dollars in thousands)
Commitments to extend credit	$598,253	$230,836	$67,294	$16,637	$283,486
Standby letters of credit	6,570	6,347	223	—	—

Total	$604,823	$237,183	$67,517	$16,637	$283,486

Liquidity

Management believes that the level of primary and secondary sources of liquidity is sufficient to meet our current and presently anticipated funding needs on a consolidated basis.

Placer Sierra Bancshares

On a stand-alone basis, we rely on dividends from the bank as our main source of liquidity. There are statutory and regulatory provisions that limit the ability of the bank to pay dividends to the holding company. Under such restrictions, the amount available for payment of dividends to the holding company totaled $16.2 million at December 31, 2006. However, such amount is further restricted due to the fact that the bank must keep a certain amount of capital in order to be “well capitalized.” The amount available for payment of dividends to the holding company by the bank for the bank to remain “well capitalized” after payment of dividends totaled $20.3 million at December 31, 2006, which is greater than the statutory and regulatory provisions. Accordingly, the maximum available for payment to the Company is $16.2 million without prior regulatory approval. We do not believe these restrictions will adversely impact the holding company’s ability to meet its ongoing cash obligations. For more information about the restrictions on us and the bank to pay dividends, see “Item 1. BUSINESS. Supervision and Regulation—Payment of Dividends and Other Transfer of Funds.

Placer Sierra Bank

The bank relies on deposits as the principal source of funds and, therefore, must be in a position to service depositors’ needs as they arise. Management attempts to maintain a loan-to-deposit ratio (total loans held for investment to total deposits) below 95% and a liquidity ratio (liquid assets, including cash and due from banks, federal funds sold, investment securities not pledged as collateral less federal funds purchased expressed as a percentage of total deposits) above 10%. The loan-to-deposit ratio was 85.21% at December 31, 2006, 87.24% at December 31, 2005 and 86.10% at December 31, 2004. The liquidity ratio was 18.90% at December 31, 2006, 14.94% at December 31, 2005 and 15.63% at December 31, 2004.

Our deposits tend to be cyclical, with slower growth at the beginning of each year and increasing growth over the balance of the year. In addition, while occasional fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity, we have not experienced difficulty in dealing with such fluctuations from existing liquidity sources. In the fourth quarter of 2006, we were notified by our largest deposit customer that the customer intends to withdraw all of its deposit balances by the end of the first quarter of 2007. The depositor, a nationwide mortgage service company, is consolidating all of its operations into its Midwest headquarters. As of December 31, 2006, this depositor represented 12.3% of total deposits and 29.4% of non-interest bearing deposits. In order to manage future liquidity requirements from this expected withdrawal, in December 2006 we sold investment securities available-for-sale with a book value of $105.4 million for a $1.7 million loss.

Based upon our existing business plan, management believes that the level of liquid assets and secondary liquidity is sufficient to meet the bank’s current and presently anticipated funding needs. Liquid assets of the bank represented approximately 14.98% of total assets at December 31, 2006 and 12.74% at December 31, 2005. If the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of Federal funds, sales of securities under agreements to repurchase, sales of loans, discount window borrowings from the Federal Reserve Bank and $584.6 million under a line of credit with the Federal Home Loan Bank of San Francisco at December 31, 2006, could be employed to meet those current and presently anticipated funding needs.

Our liquidity may be impacted negatively, however, by several other factors, including expenses associated with unforeseen or pending litigation and seasonal fluctuations of deposits.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We do not have any market risk sensitive instruments entered into for trading purposes. We manage our interest rate sensitivity by matching the re-pricing opportunities on our earning assets to those on our funding liabilities. Management uses various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. Economic hedging strategies, including the terms and pricing of loans and deposits and managing our security portfolio are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.

Interest rate risk is addressed by our Asset Liability Management Committee (the ALCO), which is comprised of certain members of our senior management and four independent board members. The ALCO monitors interest rate risk by analyzing the potential impact on the net portfolio of equity value and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to maintain the potential impact on net portfolio of equity value and net interest income within acceptable ranges despite changes in interest rates.

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

Market risk sensitive instruments are generally defined as derivatives and other financial instruments. At December 31, 2006, 2005 and 2004, we had not used any derivatives to alter our interest rate risk profile. Our financial instruments include loans receivable, federal funds sold, Federal Reserve Bank and Federal Home Loan Bank stock, investment securities, bank-owned life insurance, deposits, short term borrowings and junior subordinated deferrable interest debentures. At December 31, 2006, our interest-sensitive assets totaled approximately $2.134 billion while interest-sensitive liabilities totaled approximately $1.317 billion. At December 31, 2005, we had approximately $1.620 billion in interest-sensitive assets and approximately $1.135 billion in interest-sensitive liabilities.

The yield on interest-sensitive assets and the cost of interest-sensitive liabilities for the year ended December 31, 2006 was 7.07% and 2.67%, respectively, compared to 6.32% and 1.55%, respectively, for the year ended December 31, 2005. The increase in the yield on interest sensitive assets is the result of the rising interest rate environment with yields on loans and leases held for investment, investment securities and federal funds sold increasing. The increase in the cost of our interest sensitive liabilities is primarily the result of higher rates paid on deposit products. As short-term market rates increased throughout 2005, we did not proportionately increase interest rates paid on deposits. Beginning in early 2006, we significantly increased rates paid on deposit accounts to retain existing customers and attract new deposit customers. At the end of the third quarter of 2006 we changed our approach to managing liquidity and significantly reduced rates offered on deposit accounts compared to rates offered within our market areas. Accordingly, the increase in rates paid on deposits had a greater effect on the change in cost of interest sensitive liabilities during 2006, than if we had increased rates proportionately throughout the previous year. The increase in the cost of our interest sensitive liabilities is also the result of higher interest paid on short-term borrowings and junior subordinated deferrable interest debentures.

Our interest-sensitive assets and interest-sensitive liabilities had estimated fair values of $2.093 billion and $1.257 billion, respectively, at December 31, 2006. At December 31, 2005, those amounts were $1.639 billion and $1.065 billion, respectively.

We evaluated the results of our net interest income simulation and market value of equity model prepared as of December 31, 2006 for interest rate risk management purposes. Overall, the model results indicate that our interest rate risk sensitivity is within limits set by the board of directors and our balance sheet is asset sensitive. An asset sensitive balance sheet in an environment where the yield curve moves in a parallel fashion to changes in short term interest rates suggests that in a rising interest rate environment, our net interest margin would generally increase and during a falling interest rate environment, our net interest margin would generally decrease.

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

The following table presents forecasted changes in net portfolio value using a base market rate and the estimated change to the base scenario given an immediate and sustained upward and downward movement in interest rates of 100 and 200 basis points at December 31, 2006.

Market Value of Portfolio Equity

(Dollars in thousands)

Interest Rate Scenario	Market Value of Portfolio Equity	Percentage Change from Base	Percentage of Total Assets	Percentage of Portfolio Equity Book Value
Up 200 basis points	$526,671	(4.04)%	19.88%	130.34%
Up 100 basis points	537,250	(2.12)	20.28	132.95
BASE	548,865	0.00	20.72	135.93
Down 100 basis points	552,212	0.61	20.85	136.66
Down 200 basis points	542,260	(1.20)	20.47	134.19

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

As of December 31, 2006 the following table presents forecasted net interest income and net interest margin using a base market rate and the estimated change to the base scenario given immediate and sustained upward and downward movement in interest rates of 100 basis points and 200 basis points:

Sensitivity of Net Interest Income

December 31, 2006

(Dollars in thousands)

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base	Net Interest Margin Percent	Net Interest Margin Change (in basis points)
Up 200 basis points	$128,694	5.26%	6.03%	30
Up 100 basis points	125,596	2.73	5.89	16
BASE CASE	122,260	0.00	5.73	—
Down 100 basis points	118,459	(3.11)	5.55	(18)
Down 200 basis points	110,792	(9.38)	5.19	(54)

Our simulation results as of December 31, 2006 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates of 200 basis points would result in a 5.26% increase in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates of 200 basis points would result in a 9.38% decrease in net interest income over the next 12 months. The simulation results indicate that a 200 basis point upward shift in interest rates would result in a 30 basis point increase in our net interest margin, assuming all other variables remained unchanged. Conversely, a 200 basis point decline in interest rates would cause a 54 basis point decrease in our net interest margin.

Recent Accounting Pronouncements

Accounting for Servicing of Financial Assets

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Under SFAS 156, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date. SFAS 156 permits an entity to reclassify certain available-for-sale securities to trading securities provided that they are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities subsequently measured at fair value. The provisions of SFAS 156 are effective for an entity as of the beginning of its first fiscal year that begins after September 15, 2006. Management does not expect the adoption of SFAS 156 to have a material impact on the Company’s financial position or results of operations.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company presently recognizes income tax positions based on management’s estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

The provisions of FIN 48 will be effective for the Company on January 1, 2007 and are to be applied to all tax positions upon initial application of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption.

The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings for the fiscal year of adoption. Management does not expect the adoption of FIN 48 to have a material impact on the Company’s financial position or results of operations.

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

Accounting for Purchases of Life Insurance

In September 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (the Task Force) on Issue No. 06-5 (EITF 06-5) Accounting for the Purchases of Life Insurance—Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No.85-4 (FTB 85-4). FTB 85-4 indicates that the amount of the asset included in the balance sheet for life insurance contracts within its scope should be “the amount that could be realized under the insurance contract as of the date of the statement of financial position.” Questions arose in applying the guidance in FTB 85-4 to whether “the amount that could be realized” should consider 1) any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value and 2) the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time. EITF 06-5 determined that “the amount that could be realized” should 1) consider any additional amounts included in the contractual terms of the policy and 2) assume the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that is ultimately realized by the policy holder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the “amount that could be realized.” An entity should apply the provisions of EITF 06-5 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of EITF 06-5 to have a material impact to the Company’s financial position or results of operations.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-4) Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee. EITF 06-4 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy. An entity should apply the provisions of EITF 06-4 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2007. Management has not yet completed its evaluation of the impact that EITF 06-4 will have.

Consideration of the Effects of Prior Year Misstatements

In September, 2006, the Securities and Exchange Commission published Staff Accounting Bulleting No. 108 (SAB 108) Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in SAB 108 were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance will apply to the first fiscal year ending after November 15, 2006, or December 31, 2006 for the Company. The adoption of SAB 108 did not have a material impact on the Company’s financial position or results of operations and no cumulative adjustment was required.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion under “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Quantitative and Qualitative Disclosure About Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding Financial Statements and Supplementary Data appears on A-1 through A-52 under the caption “CONSOLIDATED BALANCE SHEET,” “CONSOLIDATED STATEMENT OF INCOME,” “CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME,” “CONSOLIDATED STATEMENT OF CASH FLOWS” and “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS” and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2006, the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006 our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting appears on A-2 and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

Entry into a Material Agreement

On March 1, 2007 our wholly-owned subsidiary, Placer Sierra Bank (the bank), entered into a settlement agreement and global amendment to the agreements with the vendor who provides the bank’s core processing services and most of the bank’s item processing services. The agreement is contingent upon (and will be effective upon) the pending merger with Wells Fargo. Under the terms of the settlement agreement, the bank will pay a one-time payment to the vendor of approximately $5.6 million on the effective date of the merger. After the merger occurs, the settlement agreement allows the bank to terminate all services provided by the vendor by giving 90 days written notice beginning on June 30, 2007 (or the later date that the merger occurs). The agreement terminates if the merger with Wells Fargo does not occur by September 30, 2007, at which time all current agreements between the vendor and the bank will continue and the bank will not make the $5.6 million payment to the vendor.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to file a definitive proxy statement for our 2007 Annual Meeting of Shareholders (the “Proxy Statement”) with the SEC within 120 days of December 31, 2006. Information regarding our directors (including information about our “Audit Committee Financial Expert”) and will be in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and executive officers will appear under the caption “INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS” in the Proxy Statement and is incorporated herein by reference.

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

Information regarding executive compensation will appear in the Proxy Statement under the headings “Executive Officer Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” “Option Exercises and Stock Vested” “Potential Payments Upon a Change in Control” and other headings included in the proxy and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related shareholder matters will appear in the Proxy Statement under the heading “Stock Ownership” and is incorporated herein by reference. For information regarding the equity compensation plans approved by security holders, see “ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES—Securities Authorized for Issuance Under Equity Compensation Plans” in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions will appear in the Proxy Statement under “Corporate Governance” and “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees paid to Perry-Smith, LLP our independent accountants, will appear in the Proxy Statement and under “Principal Auditor Fees and Services” is incorporated herein by reference.

ITEM 15.	EXHIBITS AND, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements The following documents are filed as part of this report:

2. Financial Statement Schedules

Not applicable.

3. Exhibits

See Item 15(c) below.

(b)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Reorganization, between Placer Sierra Bancshares and Wells Fargo & Company, dated January 9, 2007 (Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on January 16, 2007, and incorporated herein by this reference).

2.2	Agreement and Plan of Merger and Reorganization, between the Registrant and Southwest Community Bancorp, dated February 15, 2006 (Exhibit 2.1 to Current Report on Form8-K filed with the SEC on February 21, 2006, and incorporated herein by this reference).

3.1	Amended and Restated Articles of Incorporation of the Registrant (Exhibit 3.1 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

3.2	Amended and Restated Bylaws of the Registrant as of August 14, 2006 (Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on August 14, 2006, and incorporated herein by this reterence).

4.1	Specimen stock certificate representing shares of common stock of the Registrant (Exhibit 4.1 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.2	Indenture, dated as of November 22, 2004 between Placer Sierra Bancshares and Deutsche Bank Trust Company Americas (Exhibit 4.13 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.2(a)	Amended and Restated Declaration of Trust of Placer Statutory Trust III, dated as of November 22, 2004 among Deutsche Bank Trust Company Americas, Placer Sierra Bancshares and Ronald W. Bachli, David E. Hooston and Judy J. Reithmeier as Administrative Trustees (Exhibit 4.14 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

Exhibit Number	Description of Exhibit
4.2(b)	Guarantee Agreement, dated as of November 22, 2004, between Placer Sierra Bancshares and Deutsche Bank Trust Company Americas (Exhibit 4.15 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.2(c)	Floating Rate Junior Subordinated Deferrable Interest Debenture, dated November 22, 2004 by Placer Sierra Bancshares in favor of Deutsche Bank Trust Company (Exhibit 4.16 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.2(d)	Placer Statutory Trust III Appointment of Successor Administrative Trustees dated October 17, 2006 by and between the Company, Messrs. Frank J. Mercardante and Randall E. Reynoso as successor administrators and Ms. Judy Reithmeier as removed administrative trustee and acknowledged by Deutsche Bank Trust Company as Property Trustee (Exhibit 4.3 to Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006, and incorporated herein by this reference).

4.3	Indenture, dated as of March 26, 2002 between First Financial Bancorp and State Street Bank and Trust Company of Connecticut, National Association, as Trustee (Exhibit 4.17 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.3(a)	Amended and Restated Declaration of Trust of First Financial (CA) Statutory Trust I, dated as of March 26, 2002, by and among State Street Bank and Trust Company of Connecticut, National Association, First Financial Bancorp and Benjamin R. Goehring, Weldon D. Schumacher and Leon J. Zimmerman as Administrators (Exhibit 4.18 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.3(b)	Guarantee Agreement, dated as of March 26, 2002 between First Financial Bancorp and State Street Bank and Trust Company of Connecticut, National Association (Exhibit 4.19 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.3(c)	Floating Rate Junior Subordinated Deferrable Interest Debenture, dated March 26, 2002 by First Financial Bancorp in favor of State Street Bank and Trust Company of Connecticut, National Association (Exhibit 4.20 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.3(d)	First Supplemental Indenture, dated as of December 11, 2004 between U.S. Bank National Association (as successor-in-interest to State Street Bank and Trust Company of Connecticut, National Association) and Placer Sierra Bancshares (Exhibit 4.21 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.3(e)	Appointment of Successor Administrators dated as of March 29, 2004 among the Registrant, David E. Hooston, James A. Sundquist and Angelee J. Harris and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company of Connecticut, National Association) (Exhibit 4.22 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.3(f)	First Financial (CA) Statutory Trust I Appointment of Successor Administrators dated October 17, 2006 by and between the Registrant, U.S. Bank National Association as Institutional Trustee, Messrs. Frank J. Mercardante and Randall E. Reynoso as successor administrators, and Mr. James Sundquist and Ms. Angelee Harris as removed administrators (Exhibit 4.4 to Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006, and incorporated herein by this reference).

4.4	Indenture dated as of April 22, 2003 by and between Southwest Community Bancorp and U.S. Bank National Association, as Trustee (Exhibit 4.3 to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

Exhibit Number	Description of Exhibit
4.4(a)	Amended and Restated Declaration of Trust of Southwest Community Statutory Trust I dated as of April 22, 2003, among Southwest Community Bancorp, U.S. Bank National Association, as Institutional Trustee, and Frank J. Mercardante, James Lemery and Paul M. Weil, as Administrators (Exhibit 4.3 (a) to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

4.4(b)	Guarantee Agreement dated as of April 22, 2003 between Southwest Community Bancorp, as Guarantor and U.S. Bank National Association, as Guarantee Trustee (Exhibit 4.3 (b) to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

4.4(c)	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures (Exhibit 4.3 (c) to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

4.4(d)	First Supplemental Indenture by and between U.S. Bank National Association and Placer Sierra Bancshares dated June 9, 2006 (Exhibit 4.3 (d) to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

4.4(e)	Appointment of Successor Administrators dated as of June 9, 2006, among the Registrant, David E. Hooston, James A. Sundquist and Angelee J. Harris and U.S. Bank National Association (Exhibit 4.3 (e) to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

4.4(f)	Southwest Community Statutory Trust I Appointment of Successor Administrators dated October 17, 2006 by and between the Registrant, U.S. Bank National Association as Institutional Trustee Messrs Frank J Mercardante and Randall E. Reynoso as successor administrators, and Mr. James Sundquist and Ms. Angelee Harris as removed administrators (Exhibit 4.5 to Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006, and incorporated herein by this reference).

4.5	Indenture dated November 30, 2006 between Placer Sierra Bancshares and LaSalle Bank National Association, as trustee (Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on December 6, 2006, and incorporated herein by this reference).

4.5(a)	Amended and Restated Declaration of Trust of Placer Statutory Trust IV dated November 30, 2006 by and among Placer Sierra Bancshares, as sponsor, LaSalle Bank National Association, as institutional trustee, Christiana Bank & Trust Company, as Delaware trustee and David E. Hooston and Frank J. Mercardante, as administrators (Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on December 6, 2006, and incorporated herein by this reference).

4.5(b)	Guarantee Agreement dated November 30, 2006 between Placer Sierra Bancshares and LaSalle Bank National Association (Exhibit 4.3 to Current Report on Form 8-K filed with the SEC on December 6, 2006, and incorporated herein by this reference).

4.5(c)	Junior Subordinated Debenture dated November 30, 2006 by Placer Sierra Bancshares in favor of LaSalle Bank National Association, as institutional trustee (Exhibit 4.4 to Current Report on Form 8-K filed with the SEC on December 6, 2006, and incorporated herein by this reference).

4.6	Amended and Restated Registration Rights Agreement, dated March 15, 2004, by and between California Community Financial Institutions Fund Limited Partnership (the “Fund”) and the Registrant (Exhibit 10.1 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.6(a)	Amendment No. 1 to Amended and Restated Registration Rights Agreement, dated as of June 28, 2004, between the Fund and the Registrant (Exhibit 10.41 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

Exhibit Number	Description of Exhibit
4.6(b)	Amendment No. 2 to Amended and Restated Registration Rights Agreement, dated as of December 19, 2005 (Exhibit 4.3 to Registration Statement on Form S-3 (File No. 333-130252), as amended filed with the SEC on December 9, 2005, and incorporated herein by this reference).

4.7	Warrant Agreement by and between Southwest Community Bank and U.S. Stock Transfer Corporation dated as of April 19, 2002 (Exhibit 4.1 to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

4.7(a)	Assignment and Assumption Agreement by and between US Stock Transfer Corporation, Wells Fargo Bank, N.A., the Registrant, and Placer Sierra Bank dated June 9, 2006 (Exhibit 4.1 (a) to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

4.7(b)	Form of Warrant (Exhibit 4.1 (c) to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

10.1	2002 Stock Option Plan of Southland Capital Co. (Exhibit 10.36 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.2	Amended and Restated 2002 Stock Option Plan of the Registrant (Exhibit 10.2 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.2(a)	Form of Nonstatutory Stock Option Agreement for the Amended and Restated 2002 Stock Option Plan (Exhibit 10.2. to Current Report on Form 8-K filed with the SEC on March 3, 2005, and incorporated herein by this reference).†

10.3	2004 Executive Incentive Compensation Plan (Exhibit 10.39 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.4	2005 Executive Incentive Bonus Plan (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on May 20, 2005, as amended on June 17, 2005, and incorporated herein by reference).†

10.5	2006 Executive Annual Incentive Plan Document, as amended (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 5, 2006, and incorporated herein by this reference).†

10.6	2007 Executive Annual Incentive Plan Document (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 29, 2007, and incorporated herein by this reference).†

10.7	Form of Indemnification Agreement (Exhibit 10.3 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.8	Form of Lock-Up Agreement by and between each of the directors and certain executive officers of Placer Sierra Bancshares and Wells Fargo & Company (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 16, 2007, and incorporated herein by this reference).

10.9	Employment Agreement dated August 14, 2006 between Frank J. Mercardante and the Registrant (Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006, and incorporated herein by this reference).†

10.9(a)	Executive Supplemental Compensation Agreement, dated October 17, 2001 (as amended on April 19, 2006) between Southwest Community Bank and Frank J. Mercardante (Exhibit 10.6 to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).†

Exhibit Number	Description of Exhibit
10.9(b)	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated January 6, 2003 (as amended on April 19, 2006) between Southwest Community Bank and Frank J. Mercardante (Exhibit 10.6 (a) to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).†

10.9(c)	Waiver Agreement dated August 18, 2006 between Frank J. Mercardante and Placer Sierra Bank (Exhibit 10.2 (a) to Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006, and incorporated herein by this reference).†

10.10	Supplemental Executive Retirement Plan, dated May 14, 2002, by the Registrant for benefit of Ronald W. Bachli (Exhibit 10.4 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.10(a)	First Amendment dated October 17, 2006 to Supplemental Executive Retirement Plan by the Registrant for the benefit of Ronald W. Bachli (Exhibit 10.3 (b) to Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006, and incorporated herein by this reference).†

10.10(b)	Trust Agreement, dated May 14, 2002, between Borel Private Bank & Trust Company and the Registrant (Exhibit 10.5 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.10(c)	Restricted Stock Purchase and Grant Agreement, dated as of December 27, 2002, between Ronald W. Bachli and the Registrant (Exhibit 10.22 to Registration Statement on Form S-1, as amended
(File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.10(d)	Employment Agreement dated as of June 9, 2006 between Ronald W. Bachli and the Registrant (Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on June 5, 2006, and incorporated herein by this reference).†

10.10(e)	First Amendment to Employment agreement, dated as of August 14, 2006 between Ronald W. Bachli and the Registrant (Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006, and incorporated herein by this reference).†

10.10(f)	Second Amendment to Employment Agreement dated as of October 17, 2006 between Ronald W. Bachli and the Registrant. (Exhibit 10.3 (a) to Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006, and incorporated herein by this reference).†

10.11	Stock Purchase and Grant Agreement, dated as of December 27, 2002, between David E. Hooston and the Registrant (Exhibit 10.23 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.11(a)	Employment Agreement, dated as of January 1, 2003, between David E. Hooston and the Registrant (Exhibit 10.10 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.11(b)	Amendment to Employment Agreement, dated as of October 28, 2003, between David E. Hooston and the Registrant (Exhibit 10.11 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.11(c)	Amendment to Employment Agreement, dated as of January 1, 2004, between David E. Hooston and the Registrant (Exhibit 10.12 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.11(d)	Amendment to Employment Agreement, dated as of October 26, 2004 between David E. Hooston and the Registrant (Exhibit 10.17 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).†

Exhibit Number	Description of Exhibit
10.11(e)	Notice of Extension of Term of Employment Agreement dated October 28, 2005, from the Board of Directors of the Registrant to David E. Hooston (Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on October 31, 2005, and incorporated herein by reference).†

10.11(f)	Notice of Extension of Term of Employment Agreement to David E. Hooston dated October 30, 2006 (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on November 3, 2006, and incorporated herein by this reference).†

10.12	Stock Purchase and Grant Agreement, dated as of October 28, 2003, between Randall E. Reynoso and the Registrant (Exhibit 10.24 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.12(a)	Amended and Restated Employment Agreement, dated January 1, 2006, between Randall Reynoso and Placer Sierra Bank (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 23, 2005, and incorporated herein by reference).†

10.13	Agreement for Severance Benefits, dated December 1, 2006, by and among James A. Sundquist, Placer Sierra Bancshares and Placer Sierra Bank and Employment Summary Terms dated December 1, 2006.†

10.14	Agreement for Severance Benefits, dated as of May 23, 2006, between Thomas Nations and Placer Sierra Bank (Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).†

10.15	Agreement for Severance Benefits, dated December 1, 2006, by and among Lynn Matsuda, Placer Sierra Bancshares and Placer Sierra Bank and Employment Summary Terms dated December 1, 2006.†

10.16	Employment Agreement, dated May 17, 2004, between Ken E. Johnson and Placer Sierra Bank (Exhibit 10.42 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.16(a)	Amendment to Employment Agreement dated October 26, 2004 between Ken E. Johnson and the Registrant (Exhibit 10.31 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).†

10.17	Employment Agreement, dated as of June 21, 2004, between Kevin Barri and Placer Sierra Bank (Exhibit 10.40 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.18	Employment Agreement, dated January 1, 2005 between Marshall V. Laitsch and Placer Sierra Bank (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 6, 2005, and incorporated herein by reference).†

10.19	Employment Agreement, dated January 24, 2005 between Angelee J. Harris and Placer Sierra Bancshares (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 28, 2005, and incorporated herein by reference).†

10.20	Executive Supplemental Compensation Agreement dated August 2, 1999 by and between Bank of Lodi and Allen R. Christenson (Exhibit 10.49 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

10.21	Executive Supplemental Compensation Agreement dated December 6, 1999 by and between Bank of Lodi and Robert H. Daneke (Exhibit 10.50 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

Exhibit Number	Description of Exhibit
10.22	Amended and Restated Executive Supplemental Compensation Agreement dated April 3, 1998 by and between Bank of Lodi and Leon J. Zimmerman (Exhibit 10.51 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

10.23	Executive Supplemental Compensation Agreement, dated January 20, 2005 (as amended on April 28, 2005 and on April 19, 2006) between Southwest Community Bank and Alan J. Lane (Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

10.23(a)	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated June 15, 2005 (as amended on April 19, 2006), between Southwest Community Bank and Alan J. Lane (Exhibit 10.4 (a) to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

10.24	Executive Supplemental Compensation Agreement, dated January 20, 2005 (as amended on October 29, 2004, April 19, 2006 and on May 23, 2006) between Southwest Community Bank and Stuart McFarland (Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

10.24(a)	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated January 6, 2003 (as amended on October 29, 2004 and April 19, 2006), between Southwest Community Bank and Stuart McFarland (Exhibit 10.5 (a) to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

10.25	Network Services Agreement, dated December 31, 2001, between U.S. Bank, N.A. and Bank of Orange County (Exhibit 10.29 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

10.25(a)	Contract Amendment, dated November 11, 2003 to Network Service Agreement, between U.S. Bank, N.A. and Placer Sierra Bank (Exhibit 10.30 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

10.26	Network Services Agreement, dated December 31, 2001, between U.S. Bank, N.A. and Bank of Orange County (Exhibit 10.37 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

10.27	Agreement for Information Technology Services, dated December 21, 2000, between Aurum Technology, Inc. and the Registrant, as amended (Exhibit 10.31. to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).††

10.27(a)	Partial Assignment and Assumption Agreement and Amendment, dated as of September 30, 2003, among Aurum Technology, Inc., Placer Sierra Bank and the Registrant (Exhibit 10.32 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).††

10.27(b)	Addendum Number 23 to Agreement for Information Technology Services, dated as of December 31, 2005 between Aurum Technology, Inc. and Placer Sierra Bank (Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on October 31, 2005, and incorporated herein by reference).††

10.28	Information Technology Services Agreement, dated August 23, 2004, between Fidelity Information Services and the Bank (Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on October 31, 2005, and incorporated herein by reference).††

Exhibit Number	Description of Exhibit
10.29	Office Lease between NNN Sacramento Corporate Center, LLC, a Virginia limited liability company, NNN Sacramento 1, LLC, NNN Sacramento 2, LLC, NNN Sacramento 3, LLC, NNN Sacramento 4, LLC, NNN Sacramento 5, LLC, NNN Sacramento 6, LLC, NNN Sacramento 7, LLC, NNN Sacramento 9, LLC, NNN Sacramento 10, LLC, NNN Sacramento 11, LLC, NNN Sacramento 12, LLC, NNN Sacramento 13, LLC, NNN Sacramento 14, LLC, NNN Sacramento 16, LLC NNN Sacramento 17, LLC, each a California limited liability company (collectively “Landlord”) and Placer Sierra Bank (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on March 3, 2005, and incorporated herein by this reference).

10.30	Lease, dated May 15, 1996, between Union Pacific Railroad Company and Placer Sierra Bank (Exhibit 10.34 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

10.31	Shareholder Agreement, dated as of April 30, 2004, between the Registrant and California Community Financial Institutions Fund Limited Partnership (Exhibit 10.35 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

10.32	Schedule of Salaries of Named Executive Officers

10.33	Schedule of Director Annual Fees

21.1	Subsidiaries of the Registrant

23.1	Consent of Perry-Smith LLP

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit.
††	Filed in redacted form pursuant to a request for confidential treatment filed separately with the SEC.

(c) Additional Financial Statements

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2007.

PLACER SIERRA BANCSHARES

By:	/s/ FRANK J. MERCARDANTE
Frank J. Mercardante Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. MERCARDANTE Frank J. Mercardante	Chief Executive Officer (Principal Executive Officer)	March 1, 2007

/s/ DAVID E. HOOSTON David E. Hooston	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

/s/ ALLAN W. ARENDSEE Allan W. Arendsee	Director	March 1, 2007

/s/ CHRISTI BLACK Christi Black	Director	March 1, 2007

/s/ ROBERT J. KUSHNER Robert J. Kushner	Director	March 1, 2007

/s/ LARRY D. MITCHELL Larry D. Mitchell	Director	March 1, 2007

/s/ DWAYNE A. SHACKELFORD Dwayne A. Shackelford	Director	March 1, 2007

/s/ WILLIAM J. SLATON William J. Slaton	Director	March 1, 2007

/s/ SANDRA R. SMOLEY Sandra R. Smoley	Director	March 1, 2007

/s/ ROBERT H. SMILEY Robert H. Smiley	Director	March 1, 2007

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Reorganization, between Placer Sierra Bancshares and Wells Fargo & Company, dated January 9, 2007 (Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on January 16, 2007, and incorporated herein by this reference).

2.2	Agreement and Plan of Merger and Reorganization, between the Registrant and Southwest Community Bancorp, dated February 15, 2006 (Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on February 21, 2006, and incorporated herein by this reference).

3.1	Amended and Restated Articles of Incorporation of the Registrant (Exhibit 3.1 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

3.2	Amended and Restated Bylaws of the Registrant as of August 14, 2006 (Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on August 8, 2006).

4.1	Specimen stock certificate representing shares of common stock of the Registrant (Exhibit 4.1 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.2	Indenture, dated as of November 22, 2004 between Placer Sierra Bancshares and Deutsche Bank Trust Company Americas (Exhibit 4.13 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.2(a)	Amended and Restated Declaration of Trust of Placer Statutory Trust III, dated as of November 22, 2004 among Deutsche Bank Trust Company Americas, Placer Sierra Bancshares and Ronald W. Bachli, David E. Hooston and Judy J. Reithmeier as Administrative Trustees (Exhibit 4.14 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.2(b)	Guarantee Agreement, dated as of November 22, 2004, between Placer Sierra Bancshares and Deutsche Bank Trust Company Americas (Exhibit 4.15 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.2(c)	Floating Rate Junior Subordinated Deferrable Interest Debenture, dated November 22, 2004 by Placer Sierra Bancshares in favor of Deutsche Bank Trust Company (Exhibit 4.16 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.2(d)	Placer Statutory Trust III Appointment of Successor Administrative Trustees dated October 17, 2006 by and between the Company, Messrs. Frank J. Mercardante and Randall E. Reynoso as successor administrators and Ms. Judy Reithmeier as removed administrative trustee and acknowledged by Deutsche Bank Trust Company as Property Trustee (Exhibit 4.3 to Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006, and incorporated herein by this reference).

4.3	Indenture, dated as of March 26, 2002 between First Financial Bancorp and State Street Bank and Trust Company of Connecticut, National Association, as Trustee (Exhibit 4.17 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.3(a)	Amended and Restated Declaration of Trust of First Financial (CA) Statutory Trust I, dated as of March 26, 2002, by and among State Street Bank and Trust Company of Connecticut, National Association, First Financial Bancorp and Benjamin R. Goehring, Weldon D. Schumacher and Leon J. Zimmerman as Administrators (Exhibit 4.18 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

Exhibit Number	Description of Exhibit
4.3(b)	Guarantee Agreement, dated as of March 26, 2002 between First Financial Bancorp and State Street Bank and Trust Company of Connecticut, National Association (Exhibit 4.19 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.3(c)	Floating Rate Junior Subordinated Deferrable Interest Debenture, dated March 26, 2002 by First Financial Bancorp in favor of State Street Bank and Trust Company of Connecticut, National Association (Exhibit 4.20 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.3(d)	First Supplemental Indenture, dated as of December 11, 2004 between U.S. Bank National Association (as successor-in-interest to State Street Bank and Trust Company of Connecticut, National Association) and Placer Sierra Bancshares (Exhibit 4.21 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.3(e)	Appointment of Successor Administrators dated as of March 29, 2004 among the Registrant, David E. Hooston, James A. Sundquist and Angelee J. Harris and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company of Connecticut, National Association) (Exhibit 4.22 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

4.3(f)	First Financial (CA) Statutory Trust I Appointment of Successor Administrators dated October 17, 2006 by and between the Registrant, U.S. Bank National Association as Institutional Trustee, Messrs. Frank J. Mercardante and Randall E. Reynoso as successor administrators, and Mr. James Sundquist and Ms. Angelee Harris as removed administrators (Exhibit 4.4 to Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006, and incorporated herein by this reference).

4.4	Indenture dated as of April 22, 2003 by and between Southwest Community Bancorp and U.S. Bank National Association, as Trustee (Exhibit 4.3 to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

4.4(a)	Amended and Restated Declaration of Trust of Southwest Community Statutory Trust I dated as of April 22, 2003, among Southwest Community Bancorp, U.S. Bank National Association, as Institutional Trustee, and Frank J. Mercardante, James Lemery and Paul M. Weil, as Administrators (Exhibit 4.3 (a) to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

4.4(b)	Guarantee Agreement dated as of April 22, 2003 between Southwest Community Bancorp, as Guarantor and U.S. Bank National Association, as Guarantee Trustee (Exhibit 4.3 (b) to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

4.4(c)	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures (Exhibit 4.3 (c) to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

4.4(d)	First Supplemental Indenture by and between U.S. Bank National Association and Placer Sierra Bancshares dated June 9, 2006 (Exhibit 4.3 (d) to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

4.4(e)	Appointment of Successor Administrators dated as of June 9, 2006, among the Registrant, David E. Hooston, James A. Sundquist and Angelee J. Harris and U.S. Bank National Association (Exhibit 4.3 (e) to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

Exhibit Number	Description of Exhibit
4.4(f)	Southwest Community Statutory Trust I Appointment of Successor Administrators dated October 17, 2006 by and between the Registrant, U.S. Bank National Association as Institutional Trustee Messrs Frank J Mercardante and Randall E. Reynoso as successor administrators, and Mr. James Sundquist and Ms. Angelee Harris as removed administrators (Exhibit 4.5 to Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006, and incorporated herein by this reference).

4.5	Indenture dated November 30, 2006 between Placer Sierra Bancshares and LaSalle Bank National Association, as trustee (Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on December 6, 2006, and incorporated herein by this reference).

4.5(a)	Amended and Restated Declaration of Trust of Placer Statutory Trust IV dated November 30, 2006 by and among Placer Sierra Bancshares, as sponsor, LaSalle Bank National Association, as institutional trustee, Christiana Bank & Trust Company, as Delaware trustee and David E. Hooston and Frank J. Mercardante, as administrators (Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on December 6, 2006, and incorporated herein by this reference).

4.5(b)	Guarantee Agreement dated November 30, 2006 between Placer Sierra Bancshares and LaSalle Bank National Association (Exhibit 4.3 to Current Report on Form 8-K filed with the SEC on December 6, 2006, and incorporated herein by this reference).

4.5(c)	Junior Subordinated Debenture dated November 30, 2006 by Placer Sierra Bancshares in favor of LaSalle Bank National Association, as institutional trustee (Exhibit 4.4 to Current Report on Form 8-K filed with the SEC on December 6, 2006, and incorporated herein by this reference).

4.6	Amended and Restated Registration Rights Agreement, dated March 15, 2004, by and between California Community Financial Institutions Fund Limited Partnership (the “Fund”) and the Registrant (Exhibit 10.1 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.6(a)	Amendment No. 1 to Amended and Restated Registration Rights Agreement, dated as of June 28, 2004, between the Fund and the Registrant (Exhibit 10.41 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

4.6(b)	Amendment No. 2 to Amended and Restated Registration Rights Agreement, dated as of December 19, 2005 (Exhibit 4.3 to Registration Statement on Form S-3 (File No. 333-130252), as amended filed with the SEC on December 9, 2005, and incorporated herein by this reference).

4.7	Warrant Agreement by and between Southwest Community Bank and U.S. Stock Transfer Corporation dated as of April 19, 2002 (Exhibit 4.1 to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

4.7(a)	Assignment and Assumption Agreement by and between US Stock Transfer Corporation, Wells Fargo Bank, N.A., the Registrant, and Placer Sierra Bank dated June 9, 2006 (Exhibit 4.1 (a) to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

4.7(b)	Form of Warrant (Exhibit 4.1 (c) to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

10.1	2002 Stock Option Plan of Southland Capital Co. (Exhibit 10.36 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.2	Amended and Restated 2002 Stock Option Plan of the Registrant (Exhibit 10.2 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

Exhibit Number	Description of Exhibit
10.2(a)	Form of Nonstatutory Stock Option Agreement for the Amended and Restated 2002 Stock Option Plan (Exhibit 10.2. to Current Report on Form 8-K filed with the SEC on March 3, 2005, and incorporated herein by this reference).†

10.3	2004 Executive Incentive Compensation Plan (Exhibit 10.39 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.4	2005 Executive Incentive Bonus Plan (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on May 20, 2005, as amended on June 17, 2005, and incorporated herein by reference).†

10.5	2006 Executive Annual Incentive Plan Document, as amended (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 5, 2006, and incorporated herein by this reference).†

10.6	2007 Executive Annual Incentive Plan Document (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 29, 2007, and incorporated herein by this reference).†

10.7	Form of Indemnification Agreement (Exhibit 10.3 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.8	Form of Lock-Up Agreement by and between each of the directors and certain executive officers of Placer Sierra Bancshares and Wells Fargo & Company (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 16, 2007, and incorporated herein by this reference).

10.9	Employment Agreement dated August 14, 2006 between Frank J. Mercardante and the Registrant (Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006, and incorporated herein by this reference).†

10.9(a)	Executive Supplemental Compensation Agreement, dated October 17, 2001 (as amended on April 19, 2006) between Southwest Community Bank and Frank J. Mercardante (Exhibit 10.6 to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).†

10.9(b)	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated January 6, 2003 (as amended on April 19, 2006) between Southwest Community Bank and Frank J. Mercardante (Exhibit 10.6 (a) to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).†

10.9(c)	Waiver Agreement dated August 18, 2006 between Frank J. Mercardante and Placer Sierra Bank (Exhibit 10.2 (a) to Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006, and incorporated herein by this reference).†

10.10	Supplemental Executive Retirement Plan, dated May 14, 2002, by the Registrant for benefit of Ronald W. Bachli (Exhibit 10.4 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.10(a)	First Amendment dated October 17, 2006 to Supplemental Executive Retirement Plan by the Registrant for the benefit of Ronald W. Bachli (Exhibit 10.3 (b) to Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006, and incorporated herein by this reference).†

10.10(b)	Trust Agreement, dated May 14, 2002, between Borel Private Bank & Trust Company and the Registrant (Exhibit 10.5 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

Exhibit Number	Description of Exhibit
10.10(c)	Restricted Stock Purchase and Grant Agreement, dated as of December 27, 2002, between Ronald W. Bachli and the Registrant (Exhibit 10.22 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.10(d)	Employment Agreement dated as of June 9, 2006 between Ronald W. Bachli and the Registrant (Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on June 5, 2006, and incorporated herein by this reference).†

10.10(e)	First Amendment to Employment agreement, dated as of August 14, 2006 between Ronald W. Bachli and the Registrant (Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006, and incorporated herein by this reference).†

10.10(f)	Second Amendment to Employment Agreement dated as of October 17, 2006 between Ronald W. Bachli and the Registrant. (Exhibit 10.3 (a) to Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006, and incorporated herein by this reference).†

10.11	Stock Purchase and Grant Agreement, dated as of December 27, 2002, between David E. Hooston and the Registrant (Exhibit 10.23 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.11(a)	Employment Agreement, dated as of January 1, 2003, between David E. Hooston and the Registrant (Exhibit 10.10 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.11(b)	Amendment to Employment Agreement, dated as of October 28, 2003, between David E. Hooston and the Registrant (Exhibit 10.11 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.11(c)	Amendment to Employment Agreement, dated as of January 1, 2004, between David E. Hooston and the Registrant (Exhibit 10.12 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.11(d)	Amendment to Employment Agreement, dated as of October 26, 2004 between David E. Hooston and the Registrant (Exhibit 10.17 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).†

10.11(e)	Notice of Extension of Term of Employment Agreement dated October 28, 2005, from the Board of Directors of the Registrant to David E. Hooston (Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on October 31, 2005, and incorporated herein by reference).†

10.11(f)	Notice of Extension of Term of Employment Agreement to David E. Hooston dated October 30, 2006 (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on November 3, 2006, and incorporated herein by this reference).†

10.12	Stock Purchase and Grant Agreement, dated as of October 28, 2003, between Randall E. Reynoso and the Registrant (Exhibit 10.24 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.12(a)	Amended and Restated Employment Agreement, dated January 1, 2006, between Randall Reynoso and Placer Sierra Bank (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 23, 2005, and incorporated herein by reference).†

10.13	Agreement for Severance Benefits, dated December 1, 2006, by and among James A. Sundquist, Placer Sierra Bancshares and Placer Sierra Bank and Employment Summary Terms dated December 1, 2006.†

Exhibit Number	Description of Exhibit
10.14	Agreement for Severance Benefits, dated as of May 23, 2006, between Thomas Nations and Placer Sierra Bank (Exhibit 10.3 to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).†

10.15	Agreement for Severance Benefits, dated December 1, 2006, by and among Lynn Matsuda, Placer Sierra Bancshares and Placer Sierra Bank and Employment Summary Terms dated December 1, 2006.†

10.16	Employment Agreement, dated May 17, 2004, between Ken E. Johnson and Placer Sierra Bank (Exhibit 10.42 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.16(a)	Amendment to Employment Agreement dated October 26, 2004 between Ken E. Johnson and the Registrant (Exhibit 10.31 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).†

10.17	Employment Agreement, dated as of June 21, 2004, between Kevin Barri and Placer Sierra Bank (Exhibit 10.40 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).†

10.18	Employment Agreement, dated January 1, 2005 between Marshall V. Laitsch and Placer Sierra Bank (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 6, 2005, and incorporated herein by reference).†

10.19	Employment Agreement, dated January 24, 2005 between Angelee J. Harris and Placer Sierra Bancshares (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on January 28, 2005, and incorporated herein by reference).†

10.20	Executive Supplemental Compensation Agreement dated August 2, 1999 by and between Bank of Lodi and Allen R. Christenson (Exhibit 10.49 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

10.21	Executive Supplemental Compensation Agreement dated December 6, 1999 by and between Bank of Lodi and Robert H. Daneke (Exhibit 10.50 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

10.22	Amended and Restated Executive Supplemental Compensation Agreement dated April 3, 1998 by and between Bank of Lodi and Leon J. Zimmerman (Exhibit 10.51 to Annual Report on Form 10-K filed with the SEC on March 31, 2005, and incorporated herein by this reference).

10.23	Executive Supplemental Compensation Agreement, dated January 20, 2005 (as amended on April 28, 2005 and on April 19, 2006) between Southwest Community Bank and Alan J. Lane (Exhibit 10.4 to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

10.23(a)	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated June 15, 2005 (as amended on April 19, 2006), between Southwest Community Bank and Alan J. Lane (Exhibit 10.4 (a) to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

10.24	Executive Supplemental Compensation Agreement, dated January 20, 2005 (as amended on October 29, 2004, April 19, 2006 and on May 23, 2006) between Southwest Community Bank and Stuart McFarland (Exhibit 10.5 to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

Exhibit Number	Description of Exhibit
10.24(a)	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated January 6, 2003 (as amended on October 29, 2004 and April 19, 2006), between Southwest Community Bank and Stuart McFarland (Exhibit 10.5 (a) to Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006, and incorporated herein by this reference).

10.25	Network Services Agreement, dated December 31, 2001, between U.S. Bank, N.A. and Bank of Orange County (Exhibit 10.29 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

10.25(a)	Contract Amendment, dated November 11, 2003 to Network Service Agreement, between U.S. Bank, N.A. and Placer Sierra Bank (Exhibit 10.30 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

10.26	Network Services Agreement, dated December 31, 2001, between U.S. Bank, N.A. and Bank of Orange County (Exhibit 10.37 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

10.27	Agreement for Information Technology Services, dated December 21, 2000, between Aurum Technology, Inc. and the Registrant, as amended (Exhibit 10.31. to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).††

10.27(a)	Partial Assignment and Assumption Agreement and Amendment, dated as of September 30, 2003, among Aurum Technology, Inc., Placer Sierra Bank and the Registrant (Exhibit 10.32 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).††

10.27(b)	Addendum Number 23 to Agreement for Information Technology Services, dated as of December 31, 2005 between Aurum Technology, Inc. and Placer Sierra Bank (Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the SEC on October 31, 2005, and incorporated herein by reference).††

10.28	Information Technology Services Agreement, dated August 23, 2004, between Fidelity Information Services and the Bank (Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the SEC on October 31, 2005, and incorporated herein by reference).††

10.29	Office Lease between NNN Sacramento Corporate Center, LLC, a Virginia limited liability company, NNN Sacramento 1, LLC, NNN Sacramento 2, LLC, NNN Sacramento 3, LLC, NNN Sacramento 4, LLC, NNN Sacramento 5, LLC, NNN Sacramento 6, LLC, NNN Sacramento 7, LLC, NNN Sacramento 9, LLC, NNN Sacramento 10, LLC, NNN Sacramento 11, LLC, NNN Sacramento 12, LLC, NNN Sacramento 13, LLC, NNN Sacramento 14, LLC, NNN Sacramento 16, LLC NNN Sacramento 17, LLC, each a California limited liability company (collectively “Landlord”) and Placer Sierra Bank (Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on March 3, 2005, and incorporated herein by this reference).

10.30	Lease, dated May 15, 1996, between Union Pacific Railroad Company and Placer Sierra Bank (Exhibit 10.34 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

10.31	Shareholder Agreement, dated as of April 30, 2004, between the Registrant and California Community Financial Institutions Fund Limited Partnership (Exhibit 10.35 to Registration Statement on Form S-1, as amended (File No. 333-112778) filed with the SEC on February 12, 2004, and incorporated herein by this reference).

10.32	Schedule of Salaries of Named Executive Officers

Exhibit Number	Description of Exhibit
10.33	Schedule of Director Annual Fees

21.1	Subsidiaries of the Registrant

23.1	Consent of Perry-Smith LLP

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit.
††	Filed in redacted form pursuant to a request for confidential treatment filed separately with the SEC.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005 AND

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005 AND 2004

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Placer Sierra Bancshares is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America as of December 31, 2006. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Perry-Smith LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page A-4, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2006.

/s/ FRANK J. MERCARDANTE
Frank J. Mercardante
Chief Executive Officer

/s/ DAVID E. HOOSTON
David E. Hooston
Chief Financial Officer

February 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Placer Sierra Bancshares and Subsidiaries

We have audited the accompanying consolidated balance sheet of Placer Sierra Bancshares and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Placer Sierra Bancshares and subsidiaries as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 9, 2007 the Company entered into a definitive agreement to be acquired by another financial institution in a stock-for-stock merger. The transaction is expected to be completed by mid-year 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Perry-Smith LLP

Sacramento, California
February 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors

Placer Sierra Bancshares and Subsidiaries

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Placer Sierra Bancshares and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Placer Sierra Bancshares and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Placer Sierra Bancshares and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Placer Sierra Bancshares and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006 and our report dated February 20, 2007 expressed an unqualified opinion.

/s/ Perry-Smith LLP

Sacramento, California

February 20, 2007

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2006 and 2005

(Dollars in thousands, except share data)

	2006	2005
ASSETS
Cash and due from banks	$183,709	$55,768
Federal funds sold	111,434	1,500

Cash and cash equivalents	295,143	57,268
Time deposits with other banks	100	—
Investment securities available-for-sale (Notes 4 and 9)	151,167	228,379
Federal Reserve Bank and Federal Home Loan Bank stock	21,497	14,385
Loans and leases held for investment, net of allowance for loan and lease losses of $22,328 in 2006 and $16,714 in 2005 (Notes 5, 9, 12 and 17)	1,824,401	1,358,772
Loans held for sale, at lower of cost or market value	3,115	—
Premises and equipment, net (Note 6)	21,705	25,288
Cash surrender value of life insurance (Note 15)	55,581	44,330
Goodwill (Notes 2 and 3)	215,957	103,260
Other intangible assets, net of accumulated amortization of $17,818 in 2006 and $15,348 in 2005 (Notes 2, 3 and 16)	22,375	11,589
Accrued interest receivable and other assets (Notes 7 and 10)	37,927	17,191

Total assets	$2,648,968	$1,860,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$904,530	$502,387
Interest bearing (Note 8)	1,254,541	1,070,495

Total deposits	2,159,071	1,572,882
Short-term borrowings (Notes 4, 5 and 9)	11,518	11,369
Accrued interest payable and other liabilities (Notes 7 and 15)	23,125	13,319
Junior subordinated deferrable interest debentures (Note 11)	51,167	53,611

Total liabilities	2,244,881	1,651,181

Commitments and contingencies (Note 12)

Shareholders’ equity (Notes 13 and 14):
Preferred stock, 25,000,000 shares authorized; none issued or outstanding at December 31, 2006 or 2005	—	—
Common stock, no par value; 100,000,000 shares authorized; 22,492,188 and 15,042,981 shares issued and outstanding at December 31, 2006 and 2005, respectively	341,510	160,596
Retained earnings	63,175	50,948
Accumulated other comprehensive loss, net of taxes (Notes 4 and 18)	(598)	(2,263)

Total shareholders’ equity	404,087	209,281

Total liabilities and shareholders’ equity	$2,648,968	$1,860,462

The accompanying notes are an integral part of these consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

	2006	2005	2004
Interest income:
Interest and fees on loans and leases held for investment	$122,423	$89,331	$63,193
Interest on loans held for sale	251	—	9
Interest on time deposits with other banks	—	2	1
Interest and dividends on investment securities:
Taxable	10,409	10,028	6,949
Tax-exempt	1,225	717	529
Interest on federal funds sold	2,720	953	1,150

Total interest income	137,028	101,031	71,831

Interest expense:
Interest on deposits (Note 8)	29,041	13,946	7,303
Interest on short-term borrowings (Note 9)	567	111	167
Interest on junior subordinated deferrable interest debentures (Note 11)	4,744	3,457	1,974

Total interest expense	34,352	17,514	9,444

Net interest income	102,676	83,517	62,387
Provision for the allowance for loan and lease losses (Note 5)	—	—	560

Net interest income after provision for the allowance for loan and lease losses	102,676	83,517	61,827

Non-interest income:
Service charges and fees on deposit accounts	8,614	7,763	6,293
Referral and other loan-related fees	3,328	3,941	2,914
Increase in cash surrender value of life insurance	1,772	1,660	1,210
Debit card and merchant discount fees	1,433	1,223	902
Revenues from sales of non-deposit investment products	1,086	827	695
Gain on sale of loans held for sale, net	735	—	185
Loan servicing income	373	410	310
Gain on sale of loans held for investment, net	201	—	—
Loss on sale of investment securities available-for-sale, net (Note 4)	(1,701)	(56)	(3,335)
Other	569	621	1,441

Total non-interest income	16,410	16,389	10,615

Non-interest expense:
Salaries and employee benefits (Notes 5 and 15)	41,292	29,768	25,423
Occupancy and equipment (Notes 6 and 12)	9,641	8,066	7,031
Impairment of long-lived assets (Note 6)	4,973	—	—
Merger	—	—	2,300
Other (Note 16)	26,785	21,204	16,976

Total non-interest expense	82,691	59,038	51,730

Income before provision for income taxes	36,395	40,868	20,712
Provision for income taxes (Note 10)	13,826	16,066	7,693

Net income	$22,569	$24,802	$13,019

Earnings per share (Note 13):
Basic	$1.18	$1.66	$0.92

Diluted	$1.16	$1.63	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands, except share and per share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2003	13,683,493	$142,777	$21,049	$1,068	$164,894
Comprehensive income (Note 18):
Net income	—	—	13,019	—	13,019
Net change in unrealized gain on investment securities available-for-sale, net of tax	—	—	—	(584)	(584)

Total comprehensive income					12,435

Stock options exercised, including tax benefit (Note 13)	627,115	7,792	—	—	7,792
Stock issued in connection with acquisition of minority interest	—	92	—	—	92
Repurchase of shares of dissenting minority shareholder	(1,746)	(32)	—	—	(32)
Stock option compensation expense	—	38	—	—	38
Cash dividend declared ($0.05 per share)	—	—	(745)	—	(745)
Initial public offering, net of issuance costs (Note 13)	568,194	7,167	—	—	7,167

Balance, December 31, 2004	14,877,056	157,834	33,323	484	191,641
Comprehensive income (Note 18):
Net income	—	—	24,802	—	24,802
Net change in unrealized gain (loss) on investment securities available-for-sale, net of tax	—	—	—	(2,747)	(2,747)

Total comprehensive income					22,055

Stock options exercised, including tax benefit (Note 13)	165,925	2,762	—	—	2,762
Cash dividend declared ($0.48 per share)	—	—	(7,177)	—	(7,177)

Balance, December 31, 2005	15,042,981	160,596	50,948	(2,263)	209,281
Comprehensive income (Note 18):
Net income	—	—	22,569	—	22,569
Net change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	1,665	1,665

Total comprehensive income					24,234

Stock options exercised, including tax benefit (Note 13)	148,441	2,237	—	—	2,237
Stock option compensation expense (Note 13)	—	2,300	—	—	2,300
Restricted common stock awarded (Note 13)	36,135	—	—	—	—
Restricted common stock award compensation expense (Note 13)	—	509	—	—	509
Additional tax expense on vesting of restricted common stock awarded	—	(2)	—	—	(2)
Stock issued, net of issuance costs (Note 3)	7,228,910	172,379	—	—	172,379
Warrants assumed, net of issuance costs (Note 3 and 13)	—	2,690	—	—	2,690
Warrants exercised, including tax benefit (Note 13)	35,721	483	—	—	483
Tax benefit on disqualifying disposition of incentive stock option exercises (Note 13)	—	318	—	—	318
Cash dividend declared ($0.54 per share)	—	—	(10,342)	—	(10,342)

Balance, December 31, 2006	22,492,188	$341,510	$63,175	$(598)	$404,087

The accompanying notes are an integral part of these consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$22,569	$24,802	$13,019
Adjustments to reconcile net income to net cash provided by operations:
Provision for the allowance for loan and lease losses	—	—	560
Amortization of fair value adjustment of loans acquired	(616)	—	—
Accretion of investment security premiums/discounts, net	(147)	(170)	(34)
Amortization of other intangible assets	2,470	2,583	1,947
Amortization of fair value adjustment of trust preferred securities acquired	(71)	—	—
(Decrease) increase in deferred loan fees, net	(1,337)	365	1,704
Depreciation and amortization	3,289	3,103	3,011
Impairment of long-lived assets	4,973	—	—
Dividends received on FHLB and FRB stock	(1,000)	(643)	(315)
Loss on sale of investment securities available-for-sale, net	1,701	56	3,335
Loss on sale of other real estate	—	22	—
Loss on disposal of premises and equipment	10	15	17
Gain on sale of loans held for investment, net	(201)	—	—
Gain on sale of loans held for sale, net	(735)	—	(185)
Fundings of loans held for sale	(8,591)	—	(4,601)
Proceeds from sale of loans held for sale	14,386	—	4,853
Gain from life insurance proceeds	—	—	(397)
Write down of other real estate	—	—	148
Stock-based compensation	2,809	—	38
Deferred tax benefit on stock-based compensation	(1,173)	—	—
Provision for deferred income taxes, net of tax benefit on restricted stock issuance	(3,350)	(1,816)	2,612
Increase in cash surrender value of life insurance	(1,772)	(1,660)	(1,210)
Net decrease (increase) in accrued interest receivable and other assets	8,176	(94)	1,428
Net decrease in accrued interest payable and other liabilities	(827)	(285)	(6,614)

Net cash provided by operating activities	40,563	26,278	19,316

Cash flows from investing activities:
Net decrease (increase) in time deposits with other banks	67	125	(125)
Purchases of investment securities available-for-sale	(493)	(33,938)	(294,221)
Proceeds from the sale of investment securities available-for-sale	103,651	21,474	140,544
Proceeds from calls and maturities of investment securities available-for-sale	6,135	29,265	172,330
Proceeds from principal repayments of investment securities available-for-sale	—	187	166
Purchase of FHLB and FRB stock	(4,963)	(3,707)	(2,647)
Net increase in loans and leases held for investment	(147,464)	(84,146)	(132,990)
Proceeds from recoveries of charged-off loans	2,225	2,143	1,070
Purchases of premises and equipment	(3,226)	(3,125)	(2,022)
Proceeds from sale of premises and equipment	—	156	121
Proceeds from sale of other real estate	—	635	—
Proceeds from sale of loans held for investment, net	3,323	—	—
Deposit on single premium cash surrender value life insurance	(293)	(292)	(305)
Proceeds from life insurance death benefits	—	—	758
Investment in real estate investment companies	(560)	(719)	(139)
Cash paid for First Financial Bancorp, net of cash received	—	—	(28,770)
Net cash received in Southwest Community Bancorp acquisition	233,126	—	—
Proceeds from post-acquisition transactions	—	549	—

Net cash provided by (used in) investing activities	191,528	(71,393)	(146,230)

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—(continued)

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	2006	2005	2004
Cash flows from financing activities:
Net increase (decrease) in demand, interest bearing and savings deposits	$4,689	$(4,439)	$49,033
Net increase (decrease) in time deposits	19,007	77,262	29,021
Net increase (decrease) in short-term borrowings	149	(4,896)	(24,956)
Dividends paid	(10,342)	(7,922)	—
Exercise of stock options, including tax benefit	2,237	2,762	7,792
Tax benefit on stock-based compensation	1,173	—	—
Tax benefit on disqualifying disposition of incentive stock option exercises	318	—	—
Exercise of warrants, including tax benefit	483	—	—
Tax benefit on vesting of restricted common stock	70	—	—
Initial public offering proceeds, net of issuance costs	—	—	7,167
Repurchase of shares of dissenting minority shareholder	—	—	(32)
Redemption of junior subordinated deferrable interest debentures	(37,000)	—	—
Issuance of junior subordinated deferrable interest debentures	25,000	—	10,000

Net cash provided by financing activities	5,784	62,767	78,025

Net increase (decrease) in cash and cash equivalents	237,875	17,652	(48,889)

Cash and cash equivalents, beginning of year	57,268	39,616	88,505

Cash and cash equivalents, end of year	$295,143	$57,268	$39,616

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$34,113	$17,354	$9,207
Income taxes	$18,430	$16,860	$4,575
Non-cash investing and financing activities:
Fair value of common stock issued in acquisition, net	$172,379	$—	$—
Fair value of warrants assumed in acquisition, net	$2,690	$—	$—
Net change in unrealized losses (gains) on investment securities available-for-sale	$2,816	$(4,663)	$(1,000)
Dividends declared and not yet paid	$—	$—	$745
Stock issued in connection with acquisition of minority interest	$—	$—	$92
Capital commitment in real estate investment companies	$2,000	$—	$1,000
Post-acquisition basis adjustments	$(151)	$(2,480)	$—
Issuance of trust preferred securities	$774	$—	$310
Redemption of trust preferred securities	$(1,146)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Description of Business

Placer Sierra Bancshares (formerly First California Bancshares and Placer Capital Co. II) (the Company) was incorporated on November 13, 2001 and, as of December 31, 2006, operated one banking subsidiary, Placer Sierra Bank (PSB or the Bank). The Company was incorporated for the purpose of acquiring PSB in a one bank holding company reorganization. PSB was previously a wholly-owned subsidiary of Placer Capital Co. (PCC), a wholly-owned subsidiary of California Community Bancshares (CCB).

Southland Capital Co. (SCC), parent company of Bank of Orange County (BOC), was merged with and into the Company on May 25, 2004, in a stock-for-stock transaction whereby the shareholders of SCC received 0.5752 of a share of Company common stock for each outstanding share of SCC common stock. Immediately prior to the acquisition of SCC, the Company’s principal shareholder, California Community Financial Institutions Fund Limited Partnership (the Fund), owned 99.75% of SCC and 93.18% of the Company. The acquisition was principally accounted for as a combination of companies under common control similar to a pooling of interests. The acquisition of the 0.25% minority interest in SCC by the Company was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the 0.25% minority interest in the net assets acquired was approximately $92,000, which was recorded as goodwill. BOC was merged with and into the Company’s wholly-owned subsidiary, PSB, on July 23, 2004.

First Financial Bancorp (FFB), parent company of Bank of Lodi (BOL), was merged with and into the Company on December 10, 2004. On that same date, BOL was merged with and into PSB. The acquisition was a cash transaction accounted for under the purchase method of accounting. Bank of Lodi operated nine branches located in Sacramento, El Dorado, San Joaquin, Amador and Calaveras counties in Northern California. Seven of the acquired branches now operate under the brand name Bank of Lodi, a division of Placer Sierra Bank, an eighth location was rebranded under the name Placer Sierra Bank and one location was closed in 2005.

Southwest Community Bancorp (Southwest), parent company of Southwest Community Bank (SWCB) and FDS Liquidation Corporation (FDSLC), was merged with and into the Company as of the close of business on June 9, 2006 in a stock-for-stock transaction. On that same date, SWCB was merged with and into PSB. The acquisition was accounted for under the purchase method of accounting. SWCB operated nine banking centers in Southern California, which continue to be operated under the brand name Southwest Community Bank, a division of Placer Sierra Bank.

At December 31, 2006, the Company owned 100% of Placer Sierra Bank and 100% of the common stock of First Financial Bancorp Statutory Trust I, Southwest Community Statutory Trust I, Placer Statutory Trust III and Placer Statutory Trust IV. The Company also owned 100% of the stock of FDSLC, an inactive subsidiary the Company acquired as part of the Southwest acquisition. The Bank is a California state-chartered commercial bank. First Financial Bancorp Statutory Trust I, a Connecticut statutory business trust, was formed in March 2002. Southwest Community Statutory Trust I, a Connecticut statutory business trust, was formed in April 2003. Placer Statutory Trust III, a Delaware statutory business trust, was formed in November 2004. Placer Statutory Trust IV, a Delaware statutory business trust, was formed in November 2006. All of the trusts were formed for the exclusive purpose of issuing and selling trust preferred securities.

Nature of Operations

The Company conducts business through the Bank. The Bank is subject to the laws of the state of California and federal regulations governing the financial services industry. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to regulation and

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

supervision by the Board of Governors of the Federal Reserve System. The Bank provides a full range of banking services to individual and corporate customers through PSB’s 32 banking centers in a nine-county area of Northern and Central California, including Placer, Sacramento, El Dorado, Sierra, Nevada, Amador, San Joaquin, Calaveras and Fresno counties and 18 banking centers in Southern California’s Orange, Los Angeles, San Bernardino and San Diego counties. Placer Sierra Bank offers a broad array of financial services to small-to-medium-sized businesses, their owners and employees and consumers, including electronic banking, cash management services, electronic bill payment and investment services. The Bank emphasizes relationship banking and focuses on generating low cost deposits. Placer Sierra Bank also provides a comprehensive set of loan products such as commercial loans and leases, lines of credit, commercial real estate loans, Small Business Administration (SBA) loans, residential mortgage loans, home equity lines of credit and commercial and residential construction loans. The Bank derives its income primarily from interest received on loans, interest on investment securities and fees received in connection with servicing loans and deposit customers. The Bank’s major operating expenses are the interest it pays on deposits and borrowings and general operating expenses. The Bank relies on a foundation of locally generated deposits.

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

Subsequent Event-Pending Merger

On January 9, 2007, the Company and Wells Fargo & Company (Wells Fargo) entered into a definitive agreement for Wells Fargo to acquire the Company in a stock-for-stock merger. The transaction is expected to be completed by mid-year 2007.

Under the terms of the agreement, the Company’s shareholders will receive shares of Wells Fargo common stock for their shares of the Company’s common stock. The exchange ratio (number of Wells Fargo shares to be exchanged for each Placer Sierra Bancshares share) will be based on a Wells Fargo measurement price defined as the volume-weighted average of the daily volume-weighted average price of a share of Wells Fargo common stock for each of the 20 consecutive trading days ending on the fifth trading day immediately before the closing date of the transaction.

If the Wells Fargo measurement price is between $32.5783 and $39.8179, the exchange ratio will be determined by dividing $28 by the measurement price. If the Wells Fargo measurement price is equal to or less than $32.5783, then the exchange ratio will be 0.8595. If the Wells Fargo measurement price is equal to or more than $39.8179, then the exchange ratio will be 0.7032.

The completion of the merger is subject to various customary conditions, including receipt of requisite governmental approvals and the approval of our shareholders.

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

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For financial reporting purposes, the Company’s investments in First Financial Bancorp Statutory Trust I, Southwest Community Statutory Trust I, Placer Statutory Trust III and Placer Statutory Trust IV are accounted for under the equity method and are included in other assets on the consolidated balance sheet. The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by the trusts are reflected on the Company’s consolidated balance sheet in accordance with provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Under applicable regulatory guidelines, all of the trust preferred securities currently qualify as Tier 1 capital (see Note 14). For further description of the junior subordinated deferrable interest debentures, see Note 11.

The SCC merger involved entities under common control. As such, the financial statements of the Company for the years ended December 31, 2006, 2005 and 2004 include the operations of SCC for those years as though they were consolidated as of the beginning of the year 2004 (see Note 1). The acquisition of FFB was accounted for under the purchase method of accounting. As such, the financial statements of the Company for the year ended December 31, 2004 include the activity associated with FFB only for the period from December 10, 2004 (date of acquisition) through December 31, 2004. The acquisition of Southwest was accounted for under the purchase method of accounting. As such, the financial statements of the Company for the year ended December 31, 2006 include the activity associated with Southwest only for the period from June 9, 2006 (date of acquisition) through December 31, 2006.

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

Material estimates that are particularly susceptible to significant changes in the near-term, among other things, relate to the determination of the allowance for loan and lease losses, the determination of the carrying values of goodwill and other intangible assets, the valuation of stock-based compensation, the impairment of long-lived assets and the realization of deferred tax assets. In connection with the determination of the allowance for loan and lease losses, management evaluates overall loan portfolio characteristics and delinquencies, monitors economic conditions and obtains independent appraisals for significant properties.

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

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. There were no transfers between investment classifications for the years ending December 31, 2006 and 2005.

Net gains or losses on the sale of investment securities, computed on the specific identification method, are shown separately in non-interest income in the consolidated statement of income. Interest earned on investment securities is included in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums.

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

The Bank has made various representations and warranties associated with the sale of loans. These representations and warranties may require the Bank to repurchase loans with underwriting deficiencies as defined in the applicable sales agreements and certain past due loans within ninety days of sale. The Company did not experience losses during the years ended December 31, 2006, 2005 or 2004 under these representations and warranties.

Loans held for sale subsequently transferred to loans held for investment are transferred at the lower of cost or market value at the date of transfer. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, the Bank serviced $60.7 million of mortgage loans which were originated and sold by Bank of Lodi prior to its being acquired by the Company. The related mortgage servicing asset is included in other assets in the consolidated balance sheet.

Government Guaranteed Loans

Included in the portfolio are loans which are 75% to 90% guaranteed by the Small Business Administration (SBA) or the U.S. Department of Agriculture and Rural Business—Cooperative Service (RBS). The guaranteed portion of these loans may be sold to a third party, with the Bank retaining the unguaranteed portion. The Bank generally receives a premium in excess of the adjusted carrying value of the loan at the time of sale. The Bank may be required to refund a portion of the sales premium if the borrower defaults or the loan prepays within 90 days of the settlement date.

All government guaranteed loans had been originated as loans held for investment during the years ended December 31, 2005 and 2004. With the acquisition of Southwest in 2006, government guaranteed loans have been originated as loans held for sale. The Bank continues to service SBA and RBS government guaranteed loans for others which were originated and sold in prior years. SBA and RBS government guaranteed loans serviced for others totaled $106.0 million and $32.9 million as of December 31, 2006 and 2005, respectively.

The Bank’s investment in the loan is allocated between the retained portion of the loan, the servicing asset, the interest-only strip and the sold portion of the loan based on their relative fair values on the date the loan is sold. The gain on the sold portion of the loan is recognized as income at the time of sale. The carrying value of the retained portion of the loan is discounted based on the estimated value of a comparable non-guaranteed loan. When servicing is retained, a servicing asset is recognized as a separate asset to the extent that normal servicing revenue exceeds the cost of servicing. Servicing assets are amortized in proportion to, and over the period of, estimated future net servicing income. Significant future prepayments of these loans will result in the recognition of additional amortization of related servicing assets and an adjustment to the carrying value of related interest-only strips. Related servicing assets and interest-only strips are included in other assets in the consolidated balance sheet.

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

The accrual of interest on loans and leases is discontinued when they become 90 days past due or earlier when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the loan or lease is well collateralized and in the process of collection. Interest received on nonaccrual loans and leases is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans and leases are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

The Company may purchase loans or acquire loans through a business combination for which differences exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quality. Such loans give rise to an accretable yield. The accretable yield is: (a) all undiscounted cash flows expected to be collected over the term of the loan as of the acquisition date less (b) the Company’s initial investment in the loan, which represents the total amount of interest to be recognized over the term of the loan. The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss or a valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2006, there were no loans being accounted for under this method.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level that, in management’s judgment, is adequate to absorb loan and lease losses inherent in the loan and lease portfolio. The allowance for loan and lease losses is increased by a provision for loan and lease losses that is charged to expense and reduced by credits to the allowance and charge-offs, net of recoveries. The amount of the allowance is based on management’s evaluation of the collectibility of the loan and lease portfolio, historical loss experience, and other significant qualitative factors affecting loan and lease portfolio collectibility. These other significant factors include the level and trends in delinquent, non-accrual and adversely classified loans and leases, trends in volume and terms of loans and leases, levels and trends in credit concentrations, effects of changes in underwriting standards, policies, procedures and practices, national and local economic trends and conditions, changes in capabilities and experience of lending management and staff and other external factors including industry conditions, competition and regulatory requirements.

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

The specific allowance for impaired loans and leases and the general allowance are combined to determine the required allowance for loan and lease losses. The amount calculated is compared to the actual allowance for loan and lease losses at each quarter end and any shortfall is covered by an additional provision for loan and lease

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses. As a practical matter, the allowance methodology may show that an unallocated allowance exists at quarter end. Any such amounts exceeding a certain percentage of the allowance will be removed from the allowance for loan and lease losses by a reduction of the allowance for loan and lease losses.

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

Allowance for Losses Related to Undisbursed Loan and Lease Commitments

The Bank maintains a separate allowance for losses related to undisbursed loan and lease commitments. Management estimates the amount of probable losses by applying the loss factors used in the allowance for loan and lease loss methodology to an estimate of the expected usage of undisbursed commitments for each loan or lease type. The allowance totaled $433,000 and $303,000 at December 31, 2006 and 2005, respectively, and is included in accrued interest payable and other liabilities on the consolidated balance sheet.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of premises are estimated to be 40 years. The useful lives of furniture, fixtures and equipment are generally estimated to be three to ten years. Leasehold improvements are capitalized and amortized over the life of the asset or the term of the related lease, whichever is shorter. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

Impairment of long-lived assets is evaluated by management based upon an event or changes in circumstances surrounding the underlying assets which indicate long-lived assets may be impaired. In 2006, evaluations performed by management indicated certain long-lived assets were impaired and the Company recorded a $5.0 million impairment charge (see Note 6).

Cash Surrender Value of Life Insurance

The Company owns life insurance policies which include a cash surrender value (CSV) in conjunction with various employee benefits provided, including but not limited to: supplemental executive retirement and deferred compensation plans. The CSV of these policies are carried at amounts equal to initial cost plus earned dividends less administrative costs, mortality costs, and surrender charges. The Company has the intent and ability to hold the policies for their full terms and accordingly does not provide an income tax provision for the increase in cash surrender value.

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

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition and is not deductible for tax purposes. A decline in net earnings could be indicative of a decline in the fair value of goodwill and may result in impairment. For that reason, goodwill is assessed for impairment at least annually. There was no impairment to goodwill recognized for the years ended December 31, 2006, 2005 or 2004.

At December 31, 2006 and 2005, goodwill totaled $216.0 million and $103.3 million, respectively. Goodwill increased by $112.7 million from the prior year primarily due to the acquisition of Southwest in 2006 (see Note 3).

Other Intangible Assets

Other intangible assets consist of core deposit intangibles (the estimated fair value of the long-term deposit relationships that were assumed when banks were acquired in 1999, 2000, 2003, 2004 and 2006). Core deposit intangibles are amortized using a method that approximates the expected run-off of the deposit base, which ranges from seven to twelve years. The remaining balance of the core deposit intangibles, excluding their residual value of $4.1 million, will be amortized over the next 12 years. Amortization expense was recorded in the amount of $2.5 million, $2.6 million and $1.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Amortization expense for the next five years and thereafter is estimated as follows (dollars in thousands):

Year Ending December 31,
2007	$2,872
2008	2,858
2009	2,593
2010	1,654
2011	1,573
Therafter	6,701

Total	$18,251

The Company periodically evaluates whether events and circumstances have occurred that may affect the estimated useful lives or the recoverability of the remaining balance of these intangible assets. An intangible asset is deemed impaired if the sum of the undiscounted future cash flows is less than the carrying amount of the asset and an impairment loss shall be measured as the amount by which the carrying amount exceeds the estimated fair value. Management does not believe that there is any impairment of other intangible assets at December 31, 2006 or 2005.

Securities Sold under Agreements to Repurchase

The Company enters into sales of securities under agreements to repurchase which are short term in nature and are fully collateralized. Securities sold under repurchase agreements are recorded as short-term borrowings (see Note 9).

Income Taxes

The Company files its income taxes on a consolidated basis with the bank and FDSLC. The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for income taxes.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes are accounted for using the asset and liability method. Under the asset and liability method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date.

Supplemental Executive Retirement Plans and Deferred Compensation Plans

The Company has entered into agreements to provide certain current and former executives, directors, or their designated beneficiaries, with retirement benefits for varying periods of time. The Company accrues for these future benefits from the effective date of the agreements until the executives’ expected final payment dates in a systematic and rational manner. At the balance sheet date, the amount of accrued benefits approximates the then present value of the benefits expected to be provided at retirement. The present value is calculated using a discount rate that reflects the yield on high quality corporate bonds for a similar remaining term.

Comprehensive Income

Comprehensive income consists of net income and the net change in unrealized gains or losses on investment securities available-for-sale, net of tax, and is presented in the consolidated statement of changes in shareholders’ equity and comprehensive income.

Stock-Based Compensation and Adoption of SFAS 123(R)

At December 31, 2006, the Company has two shareholder approved stock-based compensation plans which are described more fully in Note 13. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principals Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations, as permitted by Financial Accounting Standards Board Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. For the years ended December 31, 2005 and 2004, no stock-based employee compensation cost was recognized in the consolidated statement of income for options granted as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments vesting during 2006 that were granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments vesting during 2006 that were granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Compensation cost is recognized net of estimated forfeitures. Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before provision for income taxes and net income for the year ended December 31, 2006 was $2.3 million and $1.3 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 after adopting SFAS 123(R) were $0.07 lower than if the Company had continued to account for share-based compensation under APB 25.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 123(R) requires the cash flows resulting from the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized for stock-based compensation (excess tax benefits) to be classified as a cash flow from financing in the consolidated statement of cash flows. The $1.2 million excess tax benefits classified as a financing cash inflow for the year ended December 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R).

Determining Fair Value

Valuation and Amortization Method—The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

The Black-Scholes option-pricing formula uses the following assumptions:

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The expected term for certain qualifying options is determined based on the “simplified” method, as outlined in Staff Accounting Bulletin (SAB) No. 107 to determine the fair value of options granted, since the Company’s common stock has been publicly traded for approximately two years. Under this method, the expected term is determined by adding the vesting term to the original contractual term and dividing by two. For options with terms that do not qualify for the simplified method, the Company bases the estimate for expected term on the terms of the optionee’s employment agreement, their level within the Company, previous activity, number of shares currently owned and the expected time of when those options would be exercised.

Expected Volatility—Since the Company’s common stock has been publicly traded for a shorter period than the expected term for the options, the Company uses the trading history of the common stock of certain identified similar companies in determining an estimated volatility factor.

Expected Dividend—The Company estimates the expected dividend based on historical dividends declared per year, giving consideration for any anticipated changes and the estimated stock price over the expected term based on historical experience.

Risk-Free Interest Rate—The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with the same or substantially equivalent remaining term as the expected term of the option.

The fair value of the options granted during the years ended December 31, 2006, 2005 and 2004 are noted below and were based on the Black-Scholes option-pricing model on the date of grant using the following weighted average assumptions and prices:

	2006	2005	2004
Expected term	4.98 years	5.04 years	5.00 years
Expected volatility	29.45%	25.00%	25.00%
Dividend yield	1.90%	1.50%	1.50%
Risk-free interest rate	4.87%	3.91%	3.45%
Weighted average fair value of options granted during the year	$6.61	$6.44	$4.47

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Forfeitures

When estimating forfeitures, the Company considers voluntary and involuntary termination behavior as well as analysis of actual option forfeitures.

Pro Forma

The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans (dollars in thousands, except per share data):

	2005	2004
Net income, as reported	$24,802	$13,019
Add: Stock-based compensation expense from option modifications under grant agreements included in reported in net income, net of related tax effects	—	22
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(276)	(61)

Pro forma net income	$24,526	$12,980

Basic earnings per share—as reported	$1.66	$0.92
Diluted earnings per share—as reported	$1.63	$0.90
Basic earnings per share—pro forma	$1.64	$0.92
Diluted earnings per share—pro forma	$1.61	$0.90

Earnings Per Share

Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, restricted common stock and warrants, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options, restricted common stock and warrants in computing diluted EPS.

Impact of New Financial Accounting Standards

Accounting for Servicing of Financial Assets

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Under SFAS 156, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date. SFAS 156 permits an entity to reclassify certain available-for-sale securities to trading securities provided that they are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities subsequently measured at fair value. The provisions of SFAS 156 are effective for an entity as of the beginning of its first fiscal year that begins after September 15, 2006. Management does not expect the adoption of SFAS 156 to have a material impact on the Company’s financial position or results of operations.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company presently recognizes income tax positions based on management’s estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

The provisions of FIN 48 will be effective for the Company on January 1, 2007 and are to be applied to all tax positions upon initial application of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption.

The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings for the fiscal year of adoption. Management does not expect the adoption of FIN 48 to have a material impact on the Company’s financial position or results of operations.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions should be applied prospectively, except for certain specifically identified financial instruments. Management does not expect the adoption of SFAS 157 to have a material impact on the Company’s financial position or result of operations.

Accounting for Purchases of Life Insurance

In September 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (the Task Force) on Issue No. 06-5 (EITF 06-5) Accounting for the Purchases of Life Insurance—Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No.85-4 (FTB 85-4). FTB 85-4 indicates that the amount of the asset included in the balance sheet for life insurance contracts within its scope should be “the amount that could be realized under the insurance contract as of the date of the statement of financial position.” Questions arose in applying the guidance in FTB 85-4 to whether “the amount that could be realized” should consider 1) any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value and 2) the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time. EITF 06-5 determined that “the amount that could be realized” should 1) consider any additional amounts included in the contractual terms of the policy and 2) assume the surrender of an

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that is ultimately realized by the policy holder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the “amount that could be realized.” An entity should apply the provisions of EITF 06-5 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006. Management does not believe the adoption of EITF 06-5 will have a material impact on the Company’s financial position or results of operations.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-4) Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee. EITF 06-4 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy. An entity should apply the provisions of EITF 06-4 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2007. Management has not yet completed its evaluation of the impact that EITF 06-4 will have.

Consideration of the Effects of Prior Year Misstatements

In September, 2006, the Securities and Exchange Commission published Staff Accounting Bulleting No. 108 (SAB 108) Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in SAB 108 were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance will apply to the first fiscal year ending after November 15, 2006, or December 31, 2006 for the Company. The adoption of SAB 108 did not have a material impact on the Company’s financial position or results of operations and no cumulative adjustment was required.

Reclassifications

Certain amounts in 2004 and 2005 have been reclassified to conform with the 2006 financial statement presentations. These reclassifications have no effect on previously reported net income.

3. BUSINESS COMBINATION

Southwest Community Bancorp and Southwest Community Bank Acquisition

As of the close of business on June 9, 2006, the Company completed the acquisition of Southwest Community Bancorp (Southwest) and its subsidiary Southwest Community Bank, a community bank with nine branches located in Southern California. The Company made this acquisition to expand its presence in Southern California. With the completion of this acquisition, Southwest Community Bank merged into PSB. In exchange for 100% of the outstanding common stock of Southwest, the shareholders received 7,228,910 shares of the Company’s common stock which was determined base on an exchange ratio identified in the Merger Agreement.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The common stock was valued at $172.4 million, net of issuance costs. The Company assumed all outstanding warrants which are convertible into a total of 153,346 shares of common stock and were valued at $2.7 million, net of issuance costs, on the date of acquisition. The fair value of the common stock issued and warrants assumed was determined based on the average market price of the Company’s common stock over the 5-day period before and after the exchange ratio was known. In addition to the issuance of common stock and assumption of warrants, the Company paid $4,000 in cash for partial shares outstanding after applying the exchange ratio to the outstanding Southwest shares.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Southwest have been included in the consolidated financial statements from the date of acquisition.

A summary of the preliminary purchase price allocations for the Southwest acquisition follows. These purchase price allocations are based on estimates of fair values and are subject to change as more information becomes available. Certain amounts have been adjusted as more information became available since the initial purchase price allocations were made. Additional adjustments may be required. Accordingly, the final fair value amounts may be materially different from those presented in this report (dollars in thousands).

Assets acquired:
Cash and cash equivalents	$233,130
Time deposits with other banks	167
Investment securities available-for-sale	30,819
Loans, net	329,574
Premises and equipment	1,463
Goodwill	112,847
Core deposit intangible	13,256
Cash surrender value of life insurance	9,186
Other assets	25,968

Total assets acquired	$756,410

Liabilities assumed:
Non-interest bearing deposits	$406,787
Interest bearing deposits	155,705
Junior subordinated deferrable interest debentures	9,999
Other liabilities	8,846

Total liabilities assumed	$581,337

Fair value of stock issued and warrants assumed, net of issuance costs	$175,069
Cash paid for partial shares after applying exchange ratio to outstanding Southwest shares	4

Total consideration paid	$175,073

The following table presents the unaudited pro forma results of operations for the years ended December 31, 2006 and 2005 as if the Southwest acquisition described above had been completed at the beginning of the respective years. The unaudited pro forma results include: (1) the historical accounts of the Company and Southwest; and (2) pro forma adjustments, as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of the operating results that would have occurred had this acquisition been completed at the beginning of the respective years. No assumptions have been applied to the pro

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

forma results of operations regarding possible revenue enhancements, operating efficiencies or asset dispositions and merger expenses of $2.4 million incurred by Southwest have been excluded (dollars in thousands, except per share data).

	For the Year Ended December 31,
	2006	2005
Revenues (net interest income plus non-interest income)	$134,692	$133,912

Net income	$27,507	$34,964

Earnings per share:
Basic	$1.20	$1.49
Diluted	$1.19	$1.47

First Financial Bancorp and Bank of Lodi Acquisition

The Company acquired First Financial Bancorp, parent company of Bank of Lodi, on December 10, 2004, in order to expand the Company’s Northern California presence southward through the San Joaquin Valley. The all cash acquisition was accounted for under the purchase method of accounting. Cash paid for the acquisition was $46.4 million.

The purchase price allocation, which includes the final adjustments to the estimated fair values of assets acquired and liabilities assumed in the acquisition, are as follows (dollars in thousands):

Assets acquired:
Cash and due from banks	$18,216
Investment securities available-for-sale	53,734
FRB and FHLB stock	182
Loans and leases, net	208,605
Premises and equipment	6,489
Cash surrender value of life insurance	14,410
Tax assets	9,760
Goodwill	30,378
Core deposit intangible	7,359
Other assets	1,877

Total assets acquired	$351,010

Liabilities assumed:
Deposits	$284,845
Junior subordinated deferrable interest debentures	5,155
Other liabilities	14,097

Total liabilities assumed	$304,097

Purchase price	$46,362

Other capitalized acquisition costs	$551

The following table presents the unaudited pro forma results of operations for the year ended December 31, 2004 as if the First Financial Bancorp acquisition described above had been completed at the beginning of the

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year. The unaudited pro forma results include: (1) the historical accounts of the Company and First Financial Bancorp; and (2) pro forma adjustments, as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of the operating results that would have occurred had this acquisition been completed at the beginning of 2004. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, operating efficiencies or asset dispositions and merger expenses of $639,000 incurred by First Financial Bancorp have been excluded (dollars in thousands, except per share data):

For the Year Ended December 31, 2004

Revenues (net interest income plus non-interest income)	$98,821

Net income	$15,906

Earnings per share:
Basic	$1.13
Diluted	$1.10

4. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following tables summarize the Company’s investment securities available-for-sale (dollars in thousands):

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Treasury securities	$500	$—	$—	$500
U.S. Government Agency securities	109,424	—	(1,761)	107,663
Obligations of states and political subdivisions	38,273	875	(56)	39,092
Other securities	4,000	—	(88)	3,912

Total securities available-for-sale	$152,197	$875	$(1,905)	$151,167

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Treasury securities	$1,997	$—	$(2)	$1,995
U.S. Government Agency securities	208,869	—	(4,142)	204,727
Obligations of states and political subdivisions	17,359	445	(92)	17,712
Other securities	4,000	—	(55)	3,945

Total securities available-for-sale	$232,225	$445	$(4,291)	$228,379

Net unrealized losses on investment securities available-for-sale totaling $1.0 million are recorded, net of $432,000 in tax benefits, as accumulated other comprehensive loss within shareholders’ equity at December 31,

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006. Net unrealized losses on investment securities available-for-sale totaling $3.8 million are recorded, net of $1.6 million in tax benefits, as accumulated other comprehensive loss within shareholders’ equity at December 31, 2005.

Proceeds and gross realized losses on the sale of investment securities available-for-sale were $103.7 million and $1.7 million, respectively, for the year ended December 31, 2006. Proceeds and gross realized losses on the sale of investment securities available-for-sale were $21.5 million and $56,000, respectively, for the year ended December 31, 2005. Proceeds, gross realized gains and gross realized losses on the sale of investment securities available-for-sale were $140.5 million, $479,000 and $3.8 million, respectively, for the year ended December 31, 2004.

Investment securities available-for-sale with unrealized losses at December 31, 2006 and 2005 are summarized and classified according to the duration of the loss period as follows (dollars in thousands):

	2006
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Government Agency securities	$—	$—	$107,663	$1,761	$107,663	$1,761
Obligations of states and political sub-divisions	—	—	4,591	56	4,591	56
Other securities	—	—	3,912	88	3,912	88

Total securities available-for-sale	$—	$—	$116,166	$1,905	$116,166	$1,905

	2005
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Treasury securities	$1,995	$2	$—	$—	$1,995	$2
U.S. Government Agency securities	81,251	1,497	123,476	2,645	204,727	4,142
Obligations of states and political sub-divisions	1,376	14	5,415	78	6,791	92
Other securities	3,945	55	—	—	3,945	55

Total securities available-for-sale	$88,567	$1,568	$128,891	$2,723	$217,458	$4,291

U.S Government Agencies

At December 31, 2006, the Company held U.S. Government Agency securities of which all eight were in a loss position and had been in a loss position for twelve months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Obligations of States and Political Subdivision

At December 31, 2006, the Company held obligations of states and political subdivisions of which all 12 were in a loss position and had been in a loss position for twelve months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivisions were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Other Securities

At December 31, 2006, the Company’s other security is a CRA Qualified Investment Fund, which is a marketable equity security. The CRA Qualified Investment Fund was in a loss position and had been in a loss position for twelve months or more. The unrealized losses on this security were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold the investment until recovery of fair value, the Company does not consider the investment to be other-than-temporarily impaired at December 31, 2006.

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2006 by contractual maturity are shown below (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Maturing within one year	$1,689	$1,695
Maturing after one year through five years	78,567	77,532
Maturing after five years through ten years	59,760	59,570
Maturing after ten years	8,181	8,458

	148,197	147,255
Investment securities not due at a single maturity date:
Other securities	4,000	3,912

Total investment securities available-for-sale	$152,197	$151,167

Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities available-for-sale with amortized costs totaling $55.4 million and $55.9 million and estimated fair values totaling $54.9 million and $55.2 million were pledged or segregated to secure bankruptcy, local agency and state deposits, treasury, tax and loan accounts and repurchase agreements at December 31, 2006 and 2005, respectively.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. LOANS AND LEASES HELD FOR INVESTMENT

Loans and leases held for investment are comprised of the following (dollars in thousands):

	December 31,
	2006	2005
Loans and leases held for investment:
Real estate—mortgage	$1,323,114	$990,362
Real estate—construction	328,135	207,078
Commercial	169,409	147,830
Agricultural	4,862	5,779
Consumer	16,053	11,703
Leases receivable and other	7,701	15,431

Total gross loans and leases held for investment	1,849,274	1,378,183
Deferred loan and lease fees, net	(2,545)	(2,697)
Allowance for loan and lease losses	(22,328)	(16,714)

Total loans and leases held for investment, net	$1,824,401	$1,358,772

The components of the Company’s leases receivable are summarized below (dollars in thousands):

	December 31,
	2006	2005
Future minimum lease payments	$7,530	$15,649
Residual interests	552	702
Unearned income	(430)	(976)

	$7,652	$15,375

Future minimum lease payments as of December 31, 2006 are as follows (dollars in thousands):

Year Ending December 31,
2007	$5,095
2008	1,992
2009	430
2010	13

Total	$7,530

A summary of the activity in the allowance for loan and lease losses follows (dollars in thousands):

	2006	2005	2004
Balance, beginning of year	$16,714	$16,200	$13,343
Provision for allowance for loan and lease losses charged to operations	—	—	560
Loan and lease losses charged to allowance	(1,586)	(1,629)	(2,638)
Recoveries of loans and leases previously charged off	2,225	2,143	1,070
Allowance acquired	4,975	—	3,865

Balance, end of year	$22,328	$16,714	$16,200

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The recorded investment in loans and leases that were considered to be impaired totaled $14.3 million and $3.0 million at December 31, 2006 and 2005, respectively. Of the 2006 balance, approximately $491,000 has a related valuation allowance of $212,000. Of the 2005 balance, approximately $79,000 has a related valuation allowance of $79,000. The average recorded investment in impaired loans and leases during 2006, 2005 and 2004 was $7.0 million, $2.8 million and $2.4 million, respectively.

Non-accrual loans and leases totaled $13.8 million and $3.1 million at December 31, 2006 and 2005, respectively. There were no accruing loans and leases past due 90 days or more at December 31, 2006 and 2005. Interest income on non-accrual loans and leases is generally recognized on a cash basis and was not material for the years ended December 31, 2006, 2005 and 2004. Interest foregone on non-accrual loans and leases totaled $949,000, $246,000 and $175,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Certain loans have been pledged to secure short-term borrowing arrangements (see Note 9).

For the years ended December 31, 2006, 2005 and 2004, salaries and employee benefits totaling $4.7 million, $3.1 million and $2.9 million, respectively, have been deferred as loan and lease origination costs to be amortized over the estimated lives of the related loans and leases.

6. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (dollars in thousands):

	December 31,
	2006	2005
Land	$5,188	$5,188
Bank premises	14,402	18,183
Furniture, fixtures and equipment	12,912	12,919
Leasehold improvements	5,155	4,133

	37,657	40,423
Less accumulated depreciation and amortization	(15,952)	(15,135)

	$21,705	$25,288

Depreciation and amortization included in occupancy and equipment expense totaled $3.3 million, $3.1 million and $3.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

During the third quarter of 2006, it was determined that based on the new strategic direction of the Company, it was more likely than not that the Company’s administrative campus in Auburn would be sold or otherwise disposed of prior to the end of its estimated useful life. In addition, the Company announced plans to consolidate all of its branches under a single brand name to unify the operations that have been acquired over the past few years. Based on these events, the Company recorded a $4.8 million reduction in the carrying value of the Company’s administrative campus and a $199,000 reduction in the carrying value of other long-lived assets. The fair value of the administrative campus in Auburn was determined based on an independent third party appraisal. The fair value of the assets relating to the re-branding initiative was based on the estimated fair value of those assets throughout their remaining useful life.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable and other assets consisted of the following (dollars in thousands):

	December 31,
	2006	2005
Accrued interest receivable	$11,898	$9,060
Taxes receivable	9,009	—
Deferred tax asset	6,571	1,524
Investment in real estate investment companies	2,792	1,000
Investment in statutory trusts and related costs	1,623	2,656
Prepaid expenses	1,467	1,313
SBA loan servicing asset	1,452	—
Other	3,115	1,638

	$37,927	$17,191

The Company invested in three real estate investment companies that own and operate qualified affordable housing projects and provide the Company with tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for the investments under the cost method and management analyzes the investments annually for potential impairment. The Company has remaining capital commitments to the real estate investment companies at December 31, 2006 in the amount of approximately $1.6 million. Such amounts are included in accrued interest payable and other liabilities on the consolidated balance sheet.

8. INTEREST BEARING DEPOSITS

Interest bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2006	2005
Interest bearing demand	$240,290	$223,932
Money market	462,625	289,497
Savings	129,688	164,123
Time, under $100,000	201,163	211,029
Time, $100,000 or more	220,775	181,914

	$1,254,541	$1,070,495

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,
2007	$390,211
2008	29,124
2009	2,543
2010	32
2011	28

$421,938

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Actual maturities may differ from contractual maturities because the customer may withdraw the balance prior to maturity with or without incurring an early withdraw penalty. At December 31, 2006, there were time deposits totaling $50.3 million that may be withdrawn by the customer prior to maturity without incurring early withdraw penalties.

Interest expense recognized on interest bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Interest bearing demand	$1,197	$993	$698
Money market	11,073	2,820	1,496
Savings	652	613	473
Time, under $100,000	7,520	4,992	2,637
Time, $100,000 or more	8,599	4,528	1,999

	$29,041	$13,946	$7,303

9. SHORT TERM BORROWING ARRANGEMENTS

The Company has unsecured federal funds lines of credit with its correspondent banks which, in the aggregate, amounted to $65.0 million and $11.0 million at December 31, 2006 and 2005, respectively, at interest rates which vary with market conditions. The Company may borrow funds on a short-term or overnight basis under these lines. There were no borrowings under these lines of credit at December 31, 2006 or 2005.

At December 31, 2006 and 2005, the Company could borrow up to $584.6 million and $156.0 million, respectively, from the Federal Home Loan Bank, secured by qualifying first mortgage loans with a carrying value of $949.2 million and $246.4 million, respectively. There were no borrowings from the Federal Home Loan Bank at December 31, 2006 and 2005.

The Company enters into sales of securities under agreements to repurchase which are short term in nature. At December 31, 2006 and 2005, the Company had $11.5 million and $11.4 million outstanding in repurchase agreements using a tiered interest rate structure. The Company maintains effective control of the related securities and therefore the securities repurchased are the same as those transferred. The maximum and average balances outstanding during 2006 related to repurchase agreements were $23.4 million and $13.1 million, respectively. The maximum and average balances outstanding during 2005 related to repurchase agreements were $14.5 million and $12.7 million, respectively. The average interest rate for repurchase agreements for the years ended December 31, 2006 and 2005 was 1.71% and 0.72%, respectively. Securities segregated for the agreements are carried as investment securities available-for-sale (see Note 4). At December 31, 2006 and 2005, these securities had estimated fair values of $20.6 million and $20.5 million, respectively, and amortized costs of $21.0 million.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Federal:
Current	$13,080	$13,606	$4,152
Deferred	(2,822)	(1,696)	1,423

	10,258	11,910	5,575

State:
Current	4,022	4,276	929
Deferred	(454)	(120)	1,189

	3,568	4,156	2,118

	$13,826	$16,066	$7,693

The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (dollars in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Allowance for loan and lease losses	$10,082	$7,451
Deferred compensation	4,580	3,203
Loan portfolio discount	1,620	57
Deferred loan premiums	1,107	375
Basis difference on investment securities	799	—
Impairment of long-lived assets	2,223	—
Book expense for stock-based compensation	1,200	—
Trust preferred securities valuation allowance	770	—
State income taxes	381	1,263
Net operating loss carryforwards	2,061	2,525
Unrealized loss on securities available-for-sale	432	1,583
Accrued expenses	1,421	283
Other	755	427

Total deferred tax assets	27,431	17,167

Deferred tax liabilities:
Core deposit intangibles	(9,946)	(4,940)
Stock dividends on FHLB stock	(1,285)	(1,046)
Deferred loan fees	(1,350)	(802)
Depreciation	(4,261)	(5,333)
Deferred loan costs	(2,851)	(1,949)
Equipment lease income, net	(645)	(958)
Prepaid expenses	(522)	(448)
Other	—	(167)

Total deferred tax liabilities	(20,860)	(15,643)

Net deferred tax assets	$6,571	$1,524

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expense for income taxes differs from amounts computed by applying the statutory federal income tax rates to income before income taxes. The significant items comprising this difference consisted of the following (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Income tax expense at federal statutory rate	$12,737	$14,304	$7,249
Increase (decrease) resulting from:
State franchise tax expense, net of federal tax effect	2,318	2,701	1,337
Tax exempt income	(427)	(245)	(180)
Cash surrender value of life insurance policies	(621)	(581)	(425)
Other	(181)	(113)	(288)

Total	$13,826	$16,066	$7,693

Effective tax rate	38.0%	39.3%	37.1%

The Company has available for federal income tax purposes net operating loss carryforwards of $3.9 million, which expire in 2017 through 2023. The Company has state franchise tax net operating loss carryforwards of $6.4 million, which expire in 2011 through 2016. The net operating losses are subject to annual limitations on their use. These limitations vary according to the years in which the net operating losses arose and to some extent may impact the amount of the losses that may be utilized in future years. Management anticipates that all net operating losses will be utilized prior to their expiration.

11. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Company owns the common stock of four business trusts that have issued an aggregate of $48.0 million of trust preferred securities fully and unconditionally guaranteed by the Company. The entire proceeds of each respective issuance of trust preferred securities were invested by the separate business trusts into junior subordinated deferrable interest debentures issued by the Company, with identical maturity, repricing and payment terms as the respective issuance of trust preferred securities. The aggregate amount of junior subordinated debentures issued by the Company as of December 31, 2006 is $49.5 million, with the maturity dates for the respective debentures ranging from 2032 through 2036. The subordinated debentures are callable at par plus accrued and unpaid interest only by the issuer five years from the date of issuance, subject to certain exceptions. The Company is permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company.

The trust preferred securities issued by the trusts are currently included in Tier 1 capital for purposes of determining Leverage, Tier 1 and Total Risk-Based capital ratios. Beginning March 31, 2009, a more restrictive formula must be used to determine the amount of trust preferred securities and other capital elements that may be included in regulatory Tier 1 capital. At that time, trust preferred securities and other capital elements equal to no more than 25% of the sum of all core capital elements, which generally is defined as shareholders’ equity less goodwill and any related deferred income tax liability, will be allowed in Tier 1 capital. The regulations currently in effect only limit the amount of trust preferred securities that may be included in Tier 1 capital to 25% of the sum of core capital elements without a deduction for goodwill and any related deferred income tax liability. Management has determined that the Company’s Tier 1 capital ratios would remain above the regulatory minimum had the modification of the capital regulations been in effect at December 31, 2006.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the terms of each subordinated debenture issuance (dollars in thousands):

	Date Issued	Maturity	Fixed or Variable Rate	Rate Index	Current Rate	Next Reset Date	Amount at December 31,
Series							2006	2005
Placer Statutory Trust IV	11/30/2006	12/15/2036	Variable	3-month LIBOR + 1.62%	6.98%	03/15/2007	$25,774	$—
Placer Statutory Trust III	11/22/2004	11/22/2034	Variable	3-month LIBOR + 1.85%	7.22%	03/31/2007	10,310	10,310
Southwest Community Statutory Trust I	04/22/2003	06/26/2033	Variable	3-month LIBOR + 3.15%	8.52%	03/23/2007	8,248	—
First Financial Bancorp Statutory Trust I	03/26/2002	03/26/2032	Variable	3-month LIBOR + 3.60%	8.97%	03/25/2007	5,155	5,155
Southland Statutory Trust I	12/18/2001	12/18/2031	Variable	3-month LIBOR + 3.60%	—	—	—	12,372
Placer Statutory Trust II	12/18/2001	12/18/2031	Variable	3-month LIBOR + 3.60%	—	—	—	25,774

							49,487	53,611
Valuation allowance—Southwest Community Statutory Trust I							1,680	—

Total junior subordinated deferrable interest debentures							$51,167	$53,611

The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities issued by the subsidiary grantor trusts.

The amount of deferred costs at December 31, 2006 and 2005 was $136,000 and $1.0 million, respectively. The amortization of the deferred costs for the years ended December 31, 2006, 2005 and 2004 was $32,000, $40,000 and $38,000, respectively.

In connection with the acquisition of Southwest, the Company recorded a fair value adjustment of the junior subordinated deferrable interest debentures assumed that increased the carrying value by $1.8 million. This amount will be amortized over the term of the debentures, reducing interest expense. Amortization of the fair value adjustment was $71,000 in 2006. As of December 31, 2006, the remaining amount to be amortized is $1.7 million.

During the fourth quarter of 2006, the Company redeemed $38.1 million in junior subordinated deferrable interest debentures and entered into a new junior subordinated deferrable interest debenture agreement for $25.8 million at an interest rate that is 198 basis points less than the two debentures that were redeemed. This resulted in a $952,000 write-off of debt issuance costs that were being amortized over the term of the redeemed debentures.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. COMMITMENTS AND CONTINGENCIES

Leases

As of December 31, 2006, aggregate minimum rental commitments under the Company’s operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows (dollars in thousands):

Year Ending December 31,
2007	$3,846
2008	3,556
2009	3,087
2010	2,663
2011	2,227
Thereafter	7,571

$22,950

The Company has subleased office space to other companies under noncancellable agreements which expire at various dates through 2013. As of December 31, 2006, aggregate minimum sublease rental payments to be received through 2013 was $2.1 million. The Company’s minimum lease payments presented above have not been reduced by minimum sublease rental payments to be received.

Rental expense from operating leases totaled $3.0 million, $2.4 million and $2.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Sublease income from operating leases totaled $397,000, $401,000 and $396,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Most of the leases provide that the Company pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased premises in addition to the minimum monthly payments. Some of the operating leases have built in escalation clauses.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits less vault cash. The reserve balances maintained at the FRB at December 31, 2006 and 2005 were $439,000 and $414,000, respectively.

Correspondent Banking Agreements

The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $135.2 million and $36.8 million at December 31, 2006 and 2005, respectively.

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

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2006	2005
Commitments to extend credit	$598,253	$479,549
Standby letters of credit	$6,570	$9,333

Commitments to extend credit consist primarily of unfunded home equity lines of credit, single-family residential and commercial real estate construction loans and commercial revolving lines of credit. Home equity lines of credit are secured by deeds of trust, are generally limited by our loan policy to no more than $500,000 and are generally limited to a combined loan to value of 80%, although borrowers with the highest credit scores can borrow up to 85%. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without ever being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, were not considered to be material for recognition as a liability at December 31, 2006 and 2005. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used. Standby letters of credit are generally written for one year or less and secured by certificates of deposit or are issued as sub-features under existing revolving credit commitments. The Company maintains a separate allowance for losses related to undisbursed loan and lease commitments.

Deposit Concentrations

In the fourth quarter of 2006, the Company was notified by its largest deposit customer that the customer intends to withdraw all of its deposit balances by the end of the first quarter of 2007. The depositor is consolidating all of its operations into its Midwest headquarters. As of December 31, 2006, this depositor represented 12.3% of total deposits and 29.4% of non-interest bearing deposits. There were no other single depositors representing more than 5% of deposits at December 31, 2006 or 2005.

Lending Concentrations

The Bank grants commercial, real estate and consumer loans to customers in the regions the Bank serves in Northern, Central and Southern California. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the strength of the real estate market in the Bank’s primary service areas. At December 31, 2006, approximately 89.2% of the Bank’s loans were real estate related. Should the real estate market experience an overall decline in property values or should other events occur, including, but not limited to, adverse economic conditions (which may or may not affect real property values), the ability of the borrowers to make timely scheduled principal and interest payments on the Bank’s loans may be adversely affected, and in turn may result in increased delinquencies and foreclosures. Management monitors this risk by industry, geographical region and other factors on an ongoing basis in order to identify portfolio trends and take corrective action, if necessary, in a timely manner.

Legal Proceedings

In the ordinary course of business, the Company is party to various legal actions, which the Company believes are incidental to the operation of its business. Although the ultimate outcome and amount of liability, if

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any, with respect to these legal actions to which the Company is currently a party cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to management, any resulting liability is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Actual results could differ materially from management’s opinion based on a variety of factors, including the uncertainties involved in the proof of legal and factual matters in legal proceedings.

Cerritos Valley Dissenters

On February 21, 2007 the California Court of Appeal, Fourth Appellate District, Division Three reversed and remanded for further consideration by the trial court, the judgment and satisfaction of judgment entered by the Superior Court of the State of California for the County of Orange in a litigation matter, Bank of Orange County v. Azar. et al. The litigation matter involves Bank of Orange County, a division of the bank. Bank of Orange County v. Azar et al, was originally filed on November 18, 2003. On June 23, 2005, Bank of Orange County received a notice of entry of judgment and satisfaction of judgment with respect to this matter. The litigation relates to a number of Cerritos Valley Bank shareholders who exercised their statutory right pursuant to Chapter 13 of the California Corporations Code to dissent from the 2002 merger of Cerritos Valley Bank with and into Bank of Orange County. Rather than accept the merger consideration of $9.79 per share of common stock paid to Cerritos Valley Bank shareholders who did not dissent from the merger, the dissenting shareholders claimed that the fair market value of their shares of common stock was $25.76 per share. Prior to consummation of the merger, Bank of Orange County deposited the sum of approximately $3.8 million with the exchange agent for the merger, representing $9.79 per share multiplied by the number of shares held by dissenting shareholders.

In January 2004, Bank of Orange County and the dissenting shareholders entered into a settlement agreement, which provided that the fair market value of the shares would be determined by an appraisal process. Under the terms of the agreement, each party’s appraiser valued the shares. After conducting the appraisal, each appraiser reached a different dollar amount. Because the difference between the two amounts exceeded a specified range, the settlement agreement provided that a third appraiser be selected by the two other appraisers, to determine the fair market value of the Cerritos Valley Bank common stock. The third appraiser determined that the fair market value of the shares held by the dissenting shareholders was $5.95. Based on the $5.95 valuation, the bank paid the dissenting shareholders approximately $2.2 million. On June 20, 2005, the Superior Court of the State of California in Orange County entered judgment stating that the amount the Bank paid to the dissenting shareholders represented full satisfaction of both the settlement agreement and all amounts owed by Bank of Orange County pursuant to Chapter 13 of the California Corporations Code. This is the judgment that has been reversed by the California Court of Appeal as of February 21, 2007. The judgment was originally appealed in February 2006 by certain dissenting shareholders that hold a majority of the Cerritos Valley Bank common stock involved in the litigation. Shareholders holding the remaining Cerritos Valley Bank common stock involved in the litigation did not participate in the appeal.

In the appeal decision, the Court of Appeal decided that the settlement agreement, in fact, set up an arbitration procedure and decided that the case should be remanded to the trial court to confirm, vacate or modify the arbitration award of the third appraiser pursuant to the procedures set forth in the California Arbitration Act. The trial court will have the discretion to confirm, vacate or modify the arbitration award by the third appraiser. Bank of Orange County intends to continue to vigorously prosecute this action.

ALC Bankruptcy Case

On October 27, 2005, the bankruptcy trustee of ALC Building Corporation filed an adversary action in the United States Bankruptcy Court, Central District of California against Bank of Orange County, a division of

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PSB, in a matter entitled Peter C. Anderson, Trustee of ALC v. Bank of Orange County. ALC was a former vendor of Bank of Orange County that was retained to provide construction funding services. Creditors of ALC filed an involuntary Chapter 7 bankruptcy petition against ALC on March 5, 2004. The bankruptcy trustee sought damages in the amount of $578,000 from Bank of Orange County for all funds Bank of Orange County received from ALC in the 90-day period prior to the date the involuntary bankruptcy petition was filed against ALC, plus interest and costs. Bank of Orange County vigorously defended the action. However, the bankruptcy trustee filed a motion for summary judgment, which was granted on June 12, 2006 and judgment was entered against Bank of Orange County in the amount of $578,000, plus interest and costs. Bank of Orange County tendered a check in the amount of $613,000 at the beginning of August 2006 to satisfy the judgment. Bank of Orange County filed a proof of claim as an unsecured creditor in the Chapter 7 bankruptcy on September 19, 2006 for the amount tendered in the judgment and estimates that it will recover $75,000 and its net loss will be approximately $538,000.

13. SHAREHOLDERS’ EQUITY

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computation is as follows (dollars in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004
Net income	$22,569	$24,802	$13,019
Weighted average shares outstanding—basic	19,163,713	14,943,874	14,123,894
Weighted average shares outstanding—diluted	19,437,018	15,257,539	14,414,735
Earnings per share—basic	$1.18	$1.66	$0.92
Earnings per share—diluted	$1.16	$1.63	$0.90

For the years ended December 31, 2006, 2005 and 2004, 833,845, 132,750 and 27,955 shares of common stock issuable under stock option agreements, respectively, were not included in the computation of diluted earnings per share because their effect would be antidilutive.

Stock Option Plans

The Company currently has two shareholder approved stock option plans, the Placer Sierra Bancshares 2002 Amended and Restated Stock Option Plan and the Southland Capital Co. 2002 Stock Option Plan. Options in the Southland Capital Co. plan have been converted into options to purchase shares of the Company and no additional options will be granted under this plan. The Placer Sierra Bancshares 2002 Amended and Restated Stock Option Plan permits the grant of nonstatutory stock options, incentive stock options, stock appreciation rights and restricted common stock awards. The Company has granted both nonstatutory stock options and restricted common stock awards to date. At December 31, 2006, grants outstanding combined with shares available for future grants totaled 1,949,356 shares under these plans. The shares available for grant may be granted to anyone eligible to participate in the plan. The plan requires that the price may not be less than the fair market value of the Company’s common stock at the date of grant. The options under the plans expire on dates determined by the Board of Directors or a committee of the Company’s Board of Directors, but not later than ten years from the date of grant. The vesting period is generally four or five years; however, the vesting period can be modified at the discretion of the Board of Directors or a committee of the Company’s Board of Directors. Vested options under the plans are exercisable until their expiration. In the event of a change in control, under certain conditions, all options, stock appreciation rights and restricted common stock awards become

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

immediately vested. In addition, participants holding restricted common stock awards may be granted the right to exercise full voting rights with respect to those shares and may be credited with dividends paid with respect to the underlying shares if the Board of Directors or a committee of the Board of Directors so determines. The Company issues new shares of common stock upon exercise of stock options, vesting of stock appreciation rights paid in stock and issuance of restricted common stock.

Stock Option Compensation Expense

The compensation cost that has been charged against income for stock options was $2.3 million for the year ended December 31, 2006. The total income tax benefit recognized in the income statement for stock options was $961,000 for the year ended December 31, 2006.

Management estimated that forfeitures will not be significant and is recognizing compensation costs for all equity awards.

At December 31, 2006, the total compensation cost related to nonvested stock option awards granted to employees under the Company’s stock option plans but not yet recognized was $2.9 million. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This cost is expected to be recognized over a weighted average remaining period of 1.7 years and will be adjusted for subsequent changes in estimated forfeitures. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $1.8 million, $173,000 and less than $1,000, respectively.

Stock Option Activity

A summary of the activity in the Placer Sierra Bancshares 2002 Amended and Restated Stock Option Plan is as follows:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	705,472	$16.99	591,031	$12.40	803,271	$9.00
Options granted	555,095	$23.18	234,250	$25.68	140,000	$23.37
Options exercised	(56,645)	$9.27	(89,566)	$9.36	(322,012)	$9.00
Options forfeited/expired	(14,510)	$22.73	(30,243)	$17.33	(30,228)	$9.00

Options outstanding, end of year	1,189,412	$20.16	705,472	$16.99	591,031	$12.40

Options exercisable, end of year	577,083	$16.50	333,491	$10.56	340,692	$9.00

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2006. The intrinsic value of options outstanding and exercisable as of December 31, 2006 relating to the above stock option plan was $5.2 million and $4.4 million, respectively. The weighted average remaining contractual term for options outstanding and exercisable relating to the above stock option plan was 6.0 and 5.5 years, respectively. During the years ended December 31, 2006, 2005 and 2004, the aggregate intrinsic value of options exercised relating to the above stock option plan was $840,000, $1.7 million and $3.2 million, respectively.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the activity in the Southland Capital Co. 2002 Stock Option Plan is as follows:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	243,261	$7.82	308,976	$7.82	663,114	$7.82
Options granted	—	$—	—	$—	31,260	$7.82
Options exercised	(91,796)	$7.82	(57,438)	$7.82	(303,040)	$7.82
Options forfeited	(6,140)	$7.82	(8,277)	$7.82	(82,358)	$7.82

Options outstanding, end of year	145,325	$7.82	243,261	$7.82	308,976	$7.82

Options exercisable, end of year	143,602	$7.82	222,912	$7.82	254,559	$7.82

The intrinsic value of options both outstanding and exercisable relating to the above stock option plan was $2.3 million as of December 31, 2006. The weighted average remaining contractual term for options outstanding and exercisable relating to the above stock option plan was 5.5 and 5.4 years, respectively. During the years ended December 31, 2006, 2005 and 2004, the aggregate intrinsic value of options exercised relating to the above stock option plan was $1.5 million, $1.1 million and $2.9 million, respectively.

In addition to the above plans, during 2002 stock options for 47,897 shares were granted to past directors of CCB and a former executive officer of the Bank at a weighted average exercise price of $8.54 per share. Both the term and vesting period for each grant were designated by the Board of Directors. These options were accounted for under the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The options were determined to have only nominal value using an option-pricing model (for model assumptions used see Note 2). As a result, no compensation expense was recognized by the Company related to the granting of these options. During the year ended December 31, 2005, a total of 18,921 options were exercised at a weighted average exercise price of $8.54 per share and no options were canceled. During the year ended December 31, 2004, a total of 6,327 options were exercised and 4,971 options were canceled. At December 31, 2006 and 2005, no options were outstanding or exercisable. At December 31, 2004, a total of 18,921 options were outstanding and exercisable. During the years ended December 31, 2005 and 2004, the aggregate intrinsic value of options exercised was $333,000 and $22,000, respectively.

Cash received from stock option exercises under all stock option plans for the years ended December 31, 2006, 2005 and 2004 was $1.2 million, $1.5 million and $5.3 million, respectively. The actual tax benefit realized from stock option exercises under all stock option plans totaled $1.0 million, $1.3 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Restricted Common Stock Awards and Expense

On March 14, 2006, the Company granted 29,135 shares of restricted common stock to selected executive officers, which had a fair market value of $27.78 per share on the date of grant. These restricted common stock awards vest in two equal installments, on the first and second anniversaries of the grant date.

On May 15, 2006, the Company granted 7,000 shares of restricted common stock to the directors, which had a fair market value of $24.43 per share on the date of grant. These restricted common stock awards vested on December 31, 2006 and had an aggregate intrinsic value of $166,000 on the date of vesting.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The participants receiving these restricted common stock awards were granted the right to dividend payments with respect to the underlying shares but were not granted voting rights on nonvested shares. The Company retains voting rights on the nonvested restricted common stock. As of December 31, 2006, 29,135 shares of restricted common stock are outstanding, nonvested and expected to vest.

The compensation cost that has been charged against income for restricted common stock awards was $509,000 for the year ended December 31, 2006. The total income tax benefit recognized in the income statement for restricted common stock awards was $212,000 for the year ended December 31, 2006.

At December 31, 2006, the total compensation cost related to nonvested restricted common stock but not yet recognized was $472,000. Restricted common stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of approximately 0.6 years and will be adjusted for subsequent changes to estimated forfeitures. The intrinsic value of restricted common stock outstanding was $693,000 as of December 31, 2006.

Warrants

In connection with the acquisition of Southwest, the Company assumed all outstanding warrants which were convertible into a total of 153,346 shares of common stock at an exercise price of approximately $5.75 per share and were valued at $2.7 million, net of issuance costs, on the date of acquisition (see Note 3). Upon exercise, each warrant is convertible into 4.977 shares of common stock and can be exercised at any time through April 30, 2007. During 2006, the exercise of warrants resulted in the issuance of 35,721 shares of common stock, net of fractional shares paid. At December 31, 2006, there were warrants outstanding to purchase 117,607 shares of common stock at the exercise price of approximately $5.75 per share. Cash received from the exercise of warrants for the year ended December 31, 2006 was $205,000. The actual tax benefit realized from the exercise of warrants totaled $278,000 for the year ended December 31, 2006.

Incentive Stock Options

Southwest issued incentive stock options to certain employees which were exercised prior to the acquisition. Subsequent to the acquisition date there were disqualifying dispositions on the sale of the stock which resulted in a $318,000 tax benefit to the Company during 2006.

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

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank exceeded all their minimum capital adequacy requirements as of December 31, 2006.

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

	December 31,
	2006		2005
	Amount	Ratio	Amount	Ratio
Leverage Ratio
Placer Sierra Bancshares and subsidiaries	$223,536	9.3%	$153,521	8.7%
Minimum regulatory requirement	$96,476	4.0%	$70,810	4.0%

Placer Sierra Bank	$199,628	8.3%	$142,404	8.1%
Minimum requirement for “Well-Capitalized” institution	$120,193	5.0%	$88,485	5.0%
Minimum regulatory requirement	$96,154	4.0%	$70,788	4.0%

Tier 1 Risk-Based Capital Ratio
Placer Sierra Bancshares and subsidiaries	$223,536	10.9%	$153,521	10.4%
Minimum regulatory requirement	$81,704	4.0%	$59,301	4.0%

Placer Sierra Bank	$199,628	9.9%	$142,404	9.7%
Minimum requirement for “Well-Capitalized” institution	$121,519	6.0%	$88,317	6.0%
Minimum regulatory requirement	$81,013	4.0%	$58,878	4.0%

Total Risk-Based Capital Ratio
Placer Sierra Bancshares and subsidiaries	$246,297	12.1%	$170,538	11.5%
Minimum regulatory requirement	$163,408	8.0%	$118,602	8.0%

Placer Sierra Bank	$222,388	11.0%	$159,421	10.8%
Minimum requirement for “Well-Capitalized” institution	$202,532	10.0%	$147,194	10.0%
Minimum regulatory requirement	$162,025	8.0%	$117,756	8.0%

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

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s ability to pay dividends is also limited by certain covenants contained in the indentures relating to trust preferred securities that have been issued by four business trusts and corresponding junior subordinated deferrable interest debentures. The Company owns the common stock of the four business trusts. The indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if the Company is in default with respect to any obligations under their guarantee agreement which covers payments of the obligations on the trust preferred securities, or if the Company gives notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then the Company may not, among other restrictions, declare or pay any dividends.

Dividends from the Bank to the Company are restricted under certain federal laws and regulations governing banks. In addition, California law restricts the total dividend payments of any bank to the lesser of the bank’s retained earnings or the bank’s net income for the latest three fiscal years, less dividends previously declared during that period, at any time without the prior approval of the California Department of Financial Institutions. As of December 31, 2006, the maximum amount available for dividend distributions by the Bank to the Company under these restrictions was approximately $16.2 million. However, such amount is further restricted due to the fact that the Bank must keep a certain amount of capital in order to be “well capitalized.” The amount available for payment of dividends to the Company by the Bank for the Bank to remain “well capitalized” after payment of dividends totaled $20.3 million at December 31, 2006, which is greater than the statutory and regulatory provisions. Accordingly, the maximum amount available for payment to the Company is $16.2 million without prior regulatory approval.

15. BENEFIT PLANS

Supplemental Executive Retirement Plans

The Company has entered into Supplemental Executive Retirement Plans with two current and eighteen former executives and directors. The agreements provide for payment of monthly benefits for periods varying from ten years to lifetime. The liability accrued as of December 31, 2006 and 2005 totaled $9.3 million and $5.0 million, respectively. The expense recognized under these agreements totaled $1.1 million, $606,000 and $348,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

In connection with these agreements, the Company owns life insurance policies with cash surrender values totaling $27.0 million and $18.0 million at December 31, 2006 and 2005, respectively. Several of these policies, with an aggregate cash surrender value of $20.5 million at December 31, 2006 and $10.4 million at December 31, 2005, are held in Rabbi Trusts which limit their availability for general corporate purposes.

Deferred Compensation Agreements

The Company provides benefits under Deferred Compensation Agreements to two former executives. Under the agreements, the executives deferred portions of their annual compensation and are now entitled to receipt of specified benefits for either eight or fifteen years. The liability accrued as of December 31, 2006 and 2005 totaled $1.8 million and $2.1 million, respectively. The expense recognized under these arrangements totaled $184,000, $229,000 and $161,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with these agreements, the Company owns life insurance policies with cash surrender values totaling $5.5 million and $5.3 million at December 31, 2006 and 2005, respectively.

Split Dollar Life Insurance Benefit

The Company has purchased split-dollar life insurance policies on certain current and former officers with death benefits available to the officers’ beneficiaries. The cash surrender value of these insurance policies totaled $11.0 million and $10.6 million at December 31, 2006 and 2005, respectively.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, portions of their salary (subject to Internal Revenue Code limitations) and accumulate tax-deferred earnings as a retirement fund. The Company may make a discretionary contribution to match the participants’ contributions annually. The amount of the matching contribution may vary from year to year. The Company contributed $682,000, $470,000 and $376,000 to the Plan for the years ended December 31, 2006, 2005 and 2004, respectively.

16. OTHER EXPENSE

Other expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Data and item processing	$5,762	$5,184	$4,738
Professional fees	4,175	2,766	2,150
Administration	2,637	2,054	1,734
Communication and postage	2,557	2,327	1,715
Amortization of intangible assets	2,470	2,583	1,947
Third party payments	2,318	788	330
Advertising and business development	1,357	1,179	877
Loan-related costs	1,072	1,065	701
Stationery and supplies	971	1,129	869
Other	3,466	2,129	1,915

	$26,785	$21,204	$16,976

17. RELATED PARTY TRANSACTIONS

Loans to Related Parties

During the normal course of business, the Bank may enter into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. There were no significant balances outstanding to related parties for the years ended December 31, 2006 and 2005. Undisbursed commitments to related parties totaled $570,000 at December 31, 2006.

18. COMPREHENSIVE INCOME

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized gains and losses on the Company’s investment securities available-for-sale are included in other comprehensive income (loss). Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the consolidated statement of changes in shareholders’ equity and comprehensive income.

The components of other comprehensive income (loss) are shown below (dollars in thousands):

	Before Tax	Tax Benefit (Expense)	After Tax
For the Year Ended December 31, 2006
Other comprehensive income:
Unrealized holding gains	$1,115	$(436)	$679
Less: reclassification adjustment for net losses included in net income	(1,701)	715	(986)

Total other comprehensive income	$2,816	$(1,151)	$1,665

For the Year Ended December 31, 2005
Other comprehensive loss:
Unrealized holding losses	$(4,719)	$1,940	$(2,779)
Less: reclassification adjustment for net losses included in net income	(56)	24	(32)

Total other comprehensive loss	$(4,663)	$1,916	$(2,747)

For the Year Ended December 31, 2004
Other comprehensive loss:
Unrealized holding losses	$(4,335)	$1,818	$(2,517)
Less: reclassification adjustment for net losses included in net income	(3,335)	1,402	(1,933)

Total other comprehensive loss	$(1,000)	$416	$(584)

19. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2006 and 2005:

Cash and due from banks: The carrying amount of cash and due from banks is estimated to be the fair value.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal funds sold: The carrying amount of federal funds sold is estimated to be the fair value.

Time deposits with other banks: Time deposits with other banks are carried at cost, which approximates the fair value.

Investment securities available-for-sale: Fair values are based on quoted market prices, where available for investment securities available-for-sale. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers.

Federal Reserve Bank and Federal Home Loan Bank stock: Federal Reserve Bank and Federal Home Loan Bank stock are carried at cost, which approximates the fair value.

Loans and leases held for investment: The carrying values of variable-rate loans and leases that reprice frequently with no significant change in credit risk are estimated to be the fair values. Fair values for other loans and leases are estimated using discounted cash flow analyses, using interest rates being offered at each reporting date for loans and leases with similar terms to borrowers of comparable creditworthiness.

Loans held for sale: Loans held for sale are carried at the lower of cost or fair market value, which approximates the fair value.

Cash surrender value of life insurance: The fair values for the cash surrender value of life insurance policies are based on current cash surrender values at each reporting date provided by the insurers.

Investment in real estate investment companies: The carrying value of the investment in real estate investment companies approximates the fair value.

Accrued interest receivable: The carrying amount of accrued interest receivable approximates the fair value.

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

Short term borrowings: The carrying amount of short-term borrowings approximates the fair value.

Accrued interest payable: The carrying amount of accrued interest payable approximates the fair value.

Junior subordinated deferrable interest debentures: The fair value of junior subordinated deferrable interest debentures was determined based on the current market value for like-kind instruments of a similar maturity and structure.

Capital commitment to real estate investment companies: The fair value of the capital commitment is estimated using a discounted cash flow analysis using interest rates currently available for debt instruments of a similar nature.

Commitments to extend credit and standby letters of credit: Off-balance sheet commitments to extend credit are primarily for adjustable rate loans and standby letters of credit. The fair values of commitments are

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The differences between the carrying value of commitments to fund loans or standby letters of credit and their fair value are not significant and therefore, are not included in the following table (dollars in thousands).

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$183,709	$183,709	$55,768	$55,768
Federal funds sold	111,434	111,434	1,500	1,500
Time deposits with other banks	100	100	—	—
Investment securities available-for-sale	151,167	151,167	228,379	228,379
Federal Reserve Bank and Federal Home Loan Bank stock	21,497	21,497	14,385	14,385
Loans and leases held for investment	1,824,401	1,783,127	1,358,772	1,394,089
Loans held for sale	3,115	3,115	—	—
Cash surrender value of life insurance	55,581	55,581	44,330	44,330
Investment in real estate investment companies	2,792	2,792	1,000	1,000
Accrued interest receivable	11,898	11,898	9,060	9,060
Financial liabilities:
Deposits	$2,159,071	$2,159,864	$1,572,882	$1,571,934
Short-term borrowings	11,518	11,518	11,369	11,369
Accrued interest payable	911	911	670	670
Junior subordinated deferrable interest debentures	51,167	52,805	53,611	64,236
Capital commitment to real estate investment companies	1,583	1,583	143	143

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

December 31, 2006 and 2005

(Dollars in thousands)

	2006	2005
ASSETS
Due from banks	$5,738	$3,819
Investment in Placer Sierra Bank	428,087	250,072
Investment in Placer Statutory Trust II	—	774
Investment in Placer Statutory Trust III	310	310
Investment in First Financial Bancorp Statutory Trust I	155	155
Investment in Southland Statutory Trust I	—	372
Investment in Southwest Community Statutory Trust I	248	—
Investment in Placer Statutory Trust IV	774	—
Investment in Financial Data Solutions, Inc.	2,144	—
Cash surrender value of life insurance	1,232	915
Due from Placer Sierra Bank	7,477	—
Other assets	11,999	8,267

Total assets	$458,164	$264,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Other liabilities	$2,910	$1,792
Junior subordinated deferrable interest debentures	51,167	53,611

Total liabilities	54,077	55,403

Shareholders’ equity:
Common stock	341,510	160,596
Retained earnings	63,175	50,948
Accumulated other comprehensive loss, net of taxes	(598)	(2,263)

Total shareholders’ equity	404,087	209,281

Total liabilities and shareholders’ equity	$458,164	$264,684

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENT OF INCOME

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	2006	2005	2004
Income:
Dividends declared by bank subsidiary—eliminated in consolidation	$27,000	$12,500	$24,500

Expenses:
Employee compensation	8,033	3,385	3,232
Professional services	2,042	1,431	795
Interest on junior subordinated deferrable interest debentures	4,744	3,457	1,974
Merger	—	—	573
Other expenses	1,670	1,629	906

Total expenses	16,489	9,902	7,480

Income before equity in undistributed income of subsidiary	10,511	2,598	17,020
Equity in undistributed income (loss) of subsidiary	5,126	18,041	(6,993)

Income before income taxes	15,637	20,639	10,027
Income tax benefit	6,932	4,163	2,992

Net income	$22,569	$24,802	$13,019

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$22,569	$24,802	$13,019
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net (income) loss of subsidiary	(5,126)	(18,041)	6,993
Stock-based compensation	2,809	—	38
Deferred tax benefit on stock-based compensation	(1,173)	—	—
Amortization of fair value adjustment of trust preferred securities acquired	(71)	—	—
Net (increase) decrease in cash surrender value of life insurance policies	(24)	3	(3)
Net increase in due from Placer Sierra Bank	(7,477)	—	—
Net decrease (increase) in other assets	5,679	(675)	(5,011)
Net (decrease) increase in other liabilities	(321)	(51)	577

Net cash provided by operating activities	16,865	6,038	15,613

Cash flows from investing activities:
Proceeds from the sale of investment securities available-for-sale	—	—	2
Cash paid for First Financial Bancorp, net of cash received	—	—	(45,878)
Net cash received in Southwest Community Bancorp acquisition	3,408	—	—
Deposit on single premium cash surrender value life insurance	(293)	(292)	(305)

Net cash used in investing activities	3,115	(292)	(46,181)

Cash flows from financing activities:
Exercise of stock options, including tax benefit	2,237	2,762	7,792
Tax benefit on stock-based compensation	1,173	—	—
Tax benefit on disqualifying disposition of incentive stock option exercises	318	—	—
Exercise of warrants, including tax benefit	483	—	—
Tax benefit on vesting of restricted stock	70	—	—
Initial public offering proceeds, net of issuance costs	—	—	7,167
Issuance of junior subordinated deferrable interest debentures	25,000	—	10,000
Redemption of junior subordinated deferable interest debentures	(37,000)	—	—
Repurchase of shares of dissenting minority shareholder	—	—	(32)
Dividends paid	(10,342)	(7,922)	—

Net cash (used in) provided by financing activities	(18,061)	(5,160)	24,927

Net increase (decrease) in cash and cash equivalents	1,919	586	(5,641)
Cash and cash equivalents, beginning of year	3,819	3,233	8,874

Cash and cash equivalents, end of year	$5,738	$3,819	$3,233

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Quarter Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(Dollars in thousands, except per share data)
Interest income	$39,252	$39,169	$30,974	$27,633
Interest expense	10,143	9,695	7,714	6,800

Net interest income	29,109	29,474	23,260	20,833
Provision for the allowance for loan and lease losses	—	—	—	—

Net interest income after provision for the allowance for loan and lease losses	29,109	29,474	23,260	20,833

Non-interest income	3,499	4,606	4,615	3,690
Non-interest expense	20,039	29,495	17,711	15,446

Income before provision for income taxes	12,569	4,585	10,164	9,077
Provision for income taxes	4,682	1,581	4,013	3,550

Net income	$7,887	$3,004	$6,151	$5,527

Earnings per share:
Basic	$0.35	$0.13	$0.37	$0.37
Diluted	$0.35	$0.13	$0.36	$0.36

	Quarter Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(Dollars in thousands, except per share data)
Interest income	$27,035	$25,853	$24,714	$23,429
Interest expense	5,147	4,615	4,207	3,545

Net interest income	21,888	21,238	20,507	19,884
Provision for the allowance for loan and lease losses	—	—	—	—

Net interest income after provision for the allowance for loan and lease losses	21,888	21,238	20,507	19,884

Non-interest income	4,351	4,471	4,104	3,463
Non-interest expense	14,923	14,657	14,534	14,924

Income before provision for income taxes	11,316	11,052	10,077	8,423
Provision for income taxes	4,431	4,406	3,976	3,253

Net income	$6,885	$6,646	$6,101	$5,170

Earnings per share:
Basic	$0.46	$0.44	$0.41	$0.35
Diluted	$0.45	$0.44	$0.40	$0.34

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. SUBSEQUENT EVENTS

First Quarter 2007 Dividend

The Board of Directors declared a common stock cash dividend of $0.15 per share for the first quarter of 2007. The dividend will be payable on or about February 22, 2007 to its shareholders of record on February 9, 2007.

Entry into a Material Agreement

On March 1, 2007, the bank entered into a settlement agreement and global amendment to the agreements with the vendor who provides the Bank’s core processing services and most of the Bank’s item processing services. The agreement is contingent upon (and will be effective upon) the pending merger with Wells Fargo (see Note 1). Under the terms of the agreement, the Bank will pay a one-time payment to the vendor of approximately $5.6 million on the effective date of the merger. After the merger occurs, the settlement agreement allows the Bank to terminate all services provided by the vendor by giving 90 days written notice beginning on June 30, 2007 (or the later date that the merger occurs). The agreement terminates if the merger with Wells Fargo does not occur by September 30, 2007, at which time all current agreements between the vendor and the Bank will continue and the bank will not be required to make the $5.6 million payment to the vendor.