Form 10-Q
period 2007-03-31
PLACER SIERRA BANCSHARES
filed 2007-05-08
CIK 1279410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 27, 2007 there were 22,626,633 shares of the registrant’s common stock outstanding.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$85,315	$183,709
Federal funds sold	4,816	111,434

Cash and cash equivalents	90,131	295,143
Time deposits with other banks	100	100
Investment securities available-for-sale, at fair value	151,228	151,167
Federal Reserve Bank and Federal Home Loan Bank stock	21,640	21,497
Loans held for sale, at lower of cost or market value	3,534	3,115
Loans and leases held for investment, net of allowance for loan and lease losses of $22,133 at March 31, 2007 and $22,328 at December 31, 2006	1,794,917	1,824,401
Premises and equipment, net	21,290	21,705
Cash surrender value of life insurance	56,081	55,581
Goodwill	216,180	215,957
Other intangible assets, net	21,657	22,375
Accrued interest receivable and other assets	35,920	37,927

Total assets	$2,412,678	$2,648,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$682,616	$904,530
Interest bearing	1,199,818	1,254,541

Total deposits	1,882,434	2,159,071
Short-term borrowings	48,715	11,518
Accrued interest payable and other liabilities	20,991	23,125
Junior subordinated deferrable interest debentures	51,137	51,167

Total liabilities	2,003,277	2,244,881
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 25,000,000 shares authorized; none issued or outstanding at March 31, 2007 or December 31, 2006	—	—
Common stock, no par value, 100,000,000 shares authorized, 22,601,533 and 22,492,188 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	343,608	341,510
Retained earnings	66,265	63,175
Accumulated other comprehensive loss, net of taxes	(472)	(598)

Total shareholders’ equity	409,401	404,087

Total liabilities and shareholders’ equity	$2,412,678	$2,648,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Interest income:
Interest and fees on loans and leases held for investment	$34,415	$24,622
Interest on loans held for sale	101	—
Interest and dividends on investment securities:
Taxable	1,676	2,527
Tax-exempt	398	183
Interest on federal funds sold	418	301

Total interest income	37,008	27,633

Interest expense:
Interest on deposits	8,178	5,662
Interest on short-term borrowings	255	102
Interest on junior subordinated deferrable interest debentures	870	1,036

Total interest expense	9,303	6,800

Net interest income	27,705	20,833
Provision for the allowance for loan and lease losses	—	—

Net interest income after provision for the allowance for loan and lease losses	27,705	20,833

Non-interest income:
Service charges and fees on deposit accounts	2,277	1,830
Referral and other loan-related fees	1,092	732
Increase in cash surrender value of life insurance	500	406
Debit card and merchant discount fees	391	300
Revenues from sales of non-deposit investment products	299	196
Gain on sale of loans held for sale, net	246	—
Loan servicing income	175	100
Other	140	126

Total non-interest income	5,120	3,690

Non-interest expense:
Salaries and employee benefits	11,752	8,301
Occupancy and equipment	2,786	2,063
Merger	760	—
Other	6,359	5,082

Total non-interest expense	21,657	15,446

Income before provision for income taxes	11,168	9,077
Provision for income taxes	4,696	3,550

Net income	$6,472	$5,527

Earnings per share:
Basic	$0.29	$0.37

Diluted	$0.28	$0.36

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended March 31, 2007
				Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Common Stock		Retained
	Shares	Amount	Earnings
Balance, December 31, 2006	22,492,188	$341,510	$63,175	$(598)	$404,087
Comprehensive income:
Net income			6,472		6,472
Net change in unrealized loss on investment securities available-for-sale, net of tax				126	126

Total comprehensive income					6,598

Stock options exercised, including tax benefit	35,183	620		620
Stock option compensation expense		289			289
Restricted common stock award compensation expense		101			101
Shares withheld on vesting of restricted common stock	(2,508)	(67)			(67)
Additional tax expense on vesting of restricted common stock awarded		(6)			(6)
Warrants exercised, including tax benefit	76,670	1,134			1,134
Tax benefit on disqualifying disposition of incentive stock option exercises		27			27
Cash dividends declared ($0.15 per share)			(3,382)		(3,382)

Balance, March 31, 2007	22,601,533	$343,608	$66,265	$(472)	$409,401

	Three Months Ended March 31, 2006
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2005	15,042,981	$160,596	$50,948	$(2,263)	$209,281
Comprehensive income:
Net income			5,527		5,527
Net change in unrealized loss on investment securities available-for-sale, net of tax				(367)	(367)

Total comprehensive income					5,160

Stock options exercised, including tax benefit	9,538	151		151
Stock option compensation expense		140			140
Restricted common stock awarded	29,135	—			—
Restricted common stock award compensation expense		34			34
Cash dividends declared ($0.12 per share)			(1,805)		(1,805)

Balance, March 31, 2006	15,081,654	$160,921	$54,670	$(2,630)	$212,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$6,472	$5,527
Adjustments to reconcile net income to net cash provided by operations:
Amortization (accretion) of investment security discounts/premiums, net	19	(35)
Accretion of fair value adjustment of loans acquired	(230)	—
Amortization of other intangible assets	718	470
Amortization of fair value adjustment of trust preferred securities acquired	(30)	—
Decrease in deferred loan fees, net	(10)	(354)
Depreciation and amortization	1,020	796
Dividends received on FHLB and FRB stock	(143)	(91)
Gain on sale of loans held for sale, net	(246)	—
Originations of loans held for sale	(9,099)	—
Proceeds from sale of loans held for sale, net	6,962	—
Stock-based compensation	390	174
Deferred tax benefit on stock based compensation	(159)	(73)
Provision for deferred income taxes	(459)	(271)
Increase in cash surrender value of life insurance	(500)	(406)
Net decrease (increase) in accrued interest receivable and other assets	2,504	(613)
Net (decrease) increase in accrued interest payable and other liabilities	(2,169)	196

Net cash provided by operating activities	5,040	5,320

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(489)	(493)
Proceeds from calls and maturities of investment securities available-for-sale	625	2,000
Net decrease (increase) in loans and leases held for investment	31,200	(41,358)
Proceeds from recoveries of charged-off loans	587	856
Purchases of premises and equipment	(674)	(117)
Investment in real estate investment companies	(136)	(83)
Net cash paid relating to Southwest Community Bancorp acquisition	(380)	—

Net cash provided by (used in) investing activities	30,733	(39,195)

Cash flows from financing activities:
Net (decrease) increase in demand, interest bearing and savings deposits	(230,603)	46,760
Net (decrease) increase in time deposits	(46,034)	7,152
Net increase in short-term borrowings	37,197	3,799
Dividends paid	(3,382)	(1,805)
Exercise of stock options, including tax benefit	620	151
Deferred tax benefit on stock based compensation	159	73
Tax benefit on disqualifying disposition of incentive stock option exercises	27	—
Exercise of warrants, including tax benefit	1,134	—
Tax benefit on vesting of restricted common stock	164	—
Withholding of shares on vesting of restricted common stock	(67)	—

Net cash (used in) provided by financing activities	(240,785)	56,130

Net (decrease) increase in cash and cash equivalents	(205,012)	22,255
Cash and cash equivalents, beginning of period	295,143	57,268

Cash and cash equivalents, end of period	$90,131	$79,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PLACER SIERRA BANCSHARES AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007 and 2006

NOTE 1—BASIS OF PRESENTATION

Consolidation and Basis of Presentation

The interim condensed consolidated financial statements include the accounts of Placer Sierra Bancshares (the Company) and the consolidated accounts of its wholly-owned subsidiary, Placer Sierra Bank (PSB). All significant intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The financial statements reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the remainder of the year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The completion of the merger is subject to various customary conditions, including the approval of our shareholders. All regulatory approvals have been received.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computation is as follows (dollars in thousands, except per share data):

	For the Three Months Ended March 31,
	2007	2006
Basic
Net income	$6,472	$5,527
Weighted average shares outstanding	22,521,155	15,047,255
Earnings per share – basic	$0.29	$0.37

Diluted
Net income	$6,472	$5,527
Weighted average shares of common stock and common stock equivalents outstanding	22,805,604	15,292,683
Earnings per share—diluted	$0.28	$0.36

Nonvested restricted stock is not included in the computation of basic earnings per share. For the three months ended March 31, 2007 and 2006, 14,568 and 29,135 shares of nonvested restricted stock, respectively, are not included in the computation of basic earnings per share.

For the three months ended March 31, 2007 and 2006, 363,440 and 166,250 shares of common stock issuable under stock option agreements, respectively, were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. In addition, 29,135 shares of common stock issuable under restricted stock agreements were not included in the computation of diluted earnings per share for the three months ended March 31, 2006 because their effect would be anti-dilutive.

NOTE 3 – STOCK-BASED COMPENSATION

Stock Option Plans

The Company has two stock option plans, the Placer Sierra Bancshares 2002 Amended and Restated Stock Option Plan and the Southland Capital Co. 2002 Stock Option Plan. Options in the Southland Capital Co. plan have been converted into options to purchase shares of the Company and no additional options will be granted under this plan. The Placer Sierra Bancshares 2002 Amended and Restated Stock Option Plan permits the grant of nonstatutory stock options, incentive stock options, stock appreciation rights and restricted stock awards. The Company has granted both nonstatutory stock options and restricted stock awards. At March 31, 2007, grants outstanding combined with shares available for future grants totaled 1,914,030 shares under these plans. The shares available for grant may be granted to anyone eligible to participate in the plan. The plan requires that the price may not be less than the fair market value of the Company’s common stock at the date of grant. The options under the plans expire on dates determined by the Board of Directors or a committee of the Board of Directors, but not later than ten years from the date of grant. The vesting period is generally four or five years; however, the vesting period can be modified at the discretion of the Board of Directors or a committee of the Board of Directors. Outstanding options under the plans are exercisable until their expiration. In the event of a change in control, under certain conditions, all options, stock appreciation rights and restricted stock awards become immediately vested. In addition, participants holding restricted stock awards may be granted the right to exercise full voting rights with respect to those shares and may be credited with dividends paid with respect to the underlying shares, if the Board of Directors or a committee of the Board of Directors so determines. The Company issues new shares of common stock upon exercise of stock options, issuance of stock appreciation rights paid in stock and issuance of restricted stock.

Stock Option Compensation Expense

The compensation cost that has been charged against income for stock options was $289,000 and $140,000 for the three months ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for stock options was $116,000 and $59,000 for the three months ended March 31, 2007 and 2006, respectively.

Management estimated that forfeitures would not be significant and is recognizing compensation costs for all equity awards.

At March 31, 2007, the total compensation cost related to nonvested stock option awards granted to employees under the Company’s stock option plans but not yet recognized was $2.5 million. Stock option compensation expense is recognized on a straight-line basis over the vesting period of the option. This cost is expected to be recognized over a weighted average remaining period of 1.6 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Option Activity

A summary of the option activity in the Placer Sierra Bancshares 2002 Amended and Restated Stock Option Plan is as follows:

	At or For the Three Months Ended March 31, 2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding, beginning of period	1,189,412	$20.16	6.0	$5,191,000
Options granted	—	$—
Options exercised	(25,324)	$12.05		$386,000
Options forfeited/expired	(13,160)	$23.61

Options outstanding, end of period	1,150,928	$20.29	5.7	$16,438,000

Options exercisable, end of period	658,209	$17.81	5.4	$6,128,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at March 31, 2007.

A summary of the activity in the Southland Capital Co. 2002 Stock Option Plan is as follows:

	At or For the Three Months Ended March 31, 2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Options outstanding, beginning of period	145,325	$7.82	5.5	$2,318,000
Options granted	—	$—
Options exercised	(9,859)	$7.82		$192,000
Options forfeited/expired	(143)	$7.82

Options outstanding, end of period	135,323	$7.82	5.3	$2,604,000

Options exercisable, end of period	134,535	$7.82	5.3	$2,588,000

Restricted Common Stock Awards

On March 14, 2006, the Company granted 29,135 shares of restricted common stock to selected executive officers, which had a fair market value of $27.78 per share on the date of grant. On March 14, 2007, 14,567 of these restricted common stock awards vested. Certain of these executives chose to have a total of 2,508 shares withheld by us to pay for taxes. These shares were retired to common stock and are considered authorized but unissued. The remaining 14,568 shares vest on March 14, 2008 or earlier upon a change in control of the Company.

On May 15, 2006, the Company granted 7,000 shares of restricted common stock to the non-employee directors, which had a fair market value of $24.43 per share on the date of grant. These restricted common stock awards vested on December 31, 2006.

The participants granted these restricted common stock awards were granted the right to dividend payments with respect to the underlying shares but were not granted voting rights on nonvested shares. The Company retains voting rights on the nonvested restricted stock. As of March 31, 2007, 14,568 shares of restricted stock are outstanding, nonvested and expected to vest.

The compensation cost that has been charged against income for restricted stock awards was $101,000 and $34,000 for the three months ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for restricted stock awards was $43,000 and $14,000 for the three months ended March 31, 2007 and 2006, respectively.

At March 31, 2007, the total compensation cost related to nonvested restricted common stock but not yet recognized was $371,000. Restricted common stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of approximately 0.5 years and will be adjusted for subsequent changes to estimated forfeitures. The intrinsic value of restricted common stock outstanding was $394,000 as of March 31, 2007.

Warrants

In connection with the acquisition of Southwest, the Company assumed all outstanding warrants which were convertible into a total of 153,346 shares of common stock at an exercise price of approximately $5.75 per share and were valued at $2.7 million, net of issuance costs, on the date of acquisition. Upon exercise, each warrant is convertible into 4.977 shares of common stock and can be exercised at any time through April 30, 2007. During the three months ended March 31, 2007, the exercise of warrants resulted in the issuance of 76,670 shares of common stock, net of fractional shares paid. At March 31, 2007, there were warrants outstanding to purchase 40,901 shares of common stock at the exercise price of approximately $5.75 per share.

NOTE 4—COMMITMENTS AND CONTINGENCIES

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	March 31, 2007	December 31, 2006
Commitments to extend credit	$569,866	$598,253
Standby letters of credit	$8,358	$6,570

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

Standby letters of credit are conditional commitments issued by PSB to guarantee the performance of a customer to a third party. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not considered to be material for recognition as a liability as of March 31, 2007 or December 31, 2006. The Company recognizes these fees as revenue over the term of the commitment, or when the commitment is used. Standby letters of credit are generally issued for one year or less and secured by certificates of deposit or are issued as sub-features under existing revolving credit commitments.

Deposit Concentrations

In the fourth quarter of 2006, the Company was notified by its largest deposit customer that the customer intended to withdraw all of its deposit balances by mid-year 2007. The depositor is consolidating all of its operations into its Midwest headquarters. As of December 31, 2006, this depositor represented 12.3% of total deposits and 29.4% of non-interest bearing deposits. As of March 31, 2007, this depositor represented 2.1% of total deposits and 5.8% of non-interest bearing deposits. There were no other single depositors representing more than 5% of deposits at March 31, 2007 or December 31, 2006.

NOTE 5—SHORT TERM BORROWING ARRANGEMENTS

At March 31, 2007 and December 31, 2006, the Company could borrow up to $594.8 million and $584.6 million, respectively, from the Federal Home Loan Bank, secured by qualifying first mortgage loans. At March 31, 2007, there was $31.7 million in borrowings outstanding from the Federal Home Loan Bank on an overnight basis at prevailing interest rates. There were no borrowings from the Federal Home Loan Bank at December 31, 2006.

The Company enters into sales of securities under agreements to repurchase which are short term in nature. At March 31, 2007 and December 31, 2006, the Company had $17.0 million and $11.5 million outstanding in repurchase agreements using a tiered interest rate structure.

NOTE 6—COMPREHENSIVE INCOME

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive income (loss). Total comprehensive income and the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2007 are presented net of taxes in the unaudited condensed consolidated statement of changes in shareholders’ equity and comprehensive income. Total comprehensive income for the three months ended March 31, 2007 and 2006 was $6.6 million and $5.2 million, respectively.

The components of other comprehensive income (loss) are as follows (dollars in thousands):

	Before Tax	Tax (Expense) Benefit	After Tax
For the Three Months Ended March 31, 2007
Other comprehensive income:
Unrealized holding gains	$216	$(90)	$126
Less: reclassification adjustment for net gains included in net income	—	—	—

Total other comprehensive income	$216	$(90)	$126

For the Three Months Ended March 31, 2006
Other comprehensive loss:
Unrealized holding losses	$(694)	$327	$(367)
Less: reclassification adjustment for net losses included in net income	—	—	—

Total other comprehensive loss	$(694)	$327	$(367)

NOTE 7—INCOME TAXES

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company has adopted FIN 48 as of January 1, 2007.

The Company previously recognized income tax positions based on management’s estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on the Company’s provision for income taxes for the three months ended March 31, 2007.

NOTE 8—RECENT ACCOUNTING DEVELOPMENTS

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. The provisions of SFAS 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management did not elect to early adopt SFAS 159 and has not yet completed its evaluation of the impact that SFAS 159 will have.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements

In March 2007, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 06-10 (EITF 06-10), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. EITF 06-10 requires employers to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with SFAS No. 106 or APB Opinion No. 12. EITF 06-10 also requires employers to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The provisions of EITF 06-10 are effective for the Company on January 1, 2008, with earlier application permitted, and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or as a change in accounting principle through retrospective application to all prior periods. Management did not elect to early adopt EITF 06-10 and has not yet completed it evaluation of the impact that EITF 06-10 will have.

NOTE 9—SUBSEQUENT EVENT

On April 25, 2007 the Board of Directors declared a common stock cash dividend of $0.15 per share for the second quarter of 2007. The dividend will be payable on or about May 23, 2007 to its shareholders of record on May 10, 2007.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussions of certain matters contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act), and as such, may involve risks and uncertainties including, but not limited to, statements relating to the effect of the proposed merger between Wells Fargo & Company and Placer Sierra Bancshares (Placer or the Company). These forward-looking statements relate to, among other things, expectations of the business environment in which Placer Sierra Bancshares and its subsidiaries operates, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. The Company cautions readers that a number of important factors could cause actual results, performance and achievements to differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006, and under Part II, Item IA in this quarterly report on Form 10-Q. Factors that might cause such a difference include, but are not limited to: our shareholders may fail to provide the required approvals to consummate the acquisition of the Company by Wells Fargo & Company; factors may occur which result in a condition to the acquisition of the Company by Wells Fargo & Company not being satisfied; growth may be inhibited if we cannot attract deposits; revenues are lower than expected; or expenses are higher than expected; competitive pressure among depository institutions increases significantly; the cost of additional capital is more than expected; changes in the interest rate environment reduces interest margins; general economic conditions, either nationally or in the market areas in which we conduct business, are less favorable than expected; changes may occur in the securities markets; we may suffer an interruption of services from third-party service providers that could adversely affect our business; we may not be able to maintain an effective system of internal and disclosure controls; revenues following the merger with Southwest are lower than expected; potential or actual litigation occurs; legislation or change in the regulatory requirements adversely affect the businesses in which the Company is engaged; and other factors discussed under Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2006, and under Part II, Item 1A in this quarterly report on Form 10-Q and our other current and periodic filings with the Securities and Exchange Commission and the registration statement, which contains a proxy statement-prospectus with respect to the merger as filed by Wells Fargo & Company with the SEC. We do not undertake and specifically disclaim any obligation to update such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by law.

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

We own 100% of Placer Sierra Bank and 100% of the common stock of First Financial Bancorp Statutory Trust I, Southwest Community Statutory Trust I, Placer Statutory Trust III and Placer Statutory Trust IV. The trusts were formed for the exclusive purpose of issuing and selling trust preferred securities. For financial reporting purposes our investments in the trusts are accounted for under the equity method and are included in other assets on the consolidated balance sheet.

Pending Merger

On January 9, 2007, the Company and Wells Fargo & Company (Wells Fargo) entered into a definitive agreement for Wells Fargo to acquire us in a stock-for-stock merger. The transaction is expected to be completed by mid-year 2007.

Under the terms of the agreement, our shareholders will receive shares of Wells Fargo common stock for their shares of the our common stock. The exchange ratio (number of Wells Fargo shares to be exchanged for each Placer Sierra Bancshares share) will be based on a Wells Fargo measurement price defined as the volume-weighted average of the daily volume-weighted average price of a share of Wells Fargo common stock for each of the 20 consecutive trading days ending on the fifth trading day immediately before the closing date of the transaction.

If the Wells Fargo measurement price is between $32.5783 and $39.8179, the exchange ratio will be determined by dividing $28 by the measurement price. If the Wells Fargo measurement price is equal to or less than $32.5783, then the exchange ratio will be 0.8595. If the Wells Fargo measurement price is equal to or more than $39.8179, then the exchange ratio will be 0.7032.

The completion of the merger is subject to various customary conditions, including the approval of our shareholders. All regulatory approvals have been received.

Southwest Community Bancorp and Southwest Community Bank Acquisition

On June 9, 2006, the Company completed the acquisition of Southwest Community Bancorp (Southwest) and its subsidiary Southwest Community Bank, a community bank with nine branches located in Southern California. With the completion of this acquisition, Southwest Community Bank merged into Placer Sierra Bank. The fair value of assets acquired, including goodwill, totaled $756.5 million. The fair value of the liabilities assumed totaled $581.4 million. Southwest Community Bancorp shareholders received 7,228,910 shares of Placer Sierra Bancshares common stock valued at $172.4 million, net of issuance costs. We assumed all outstanding warrants which are convertible into a total of 153,346 shares of common stock valued at $2.7 million, net of issuance costs, on the date of acquisition.

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

Critical Accounting Policies

Our accounting policies are integral to understanding the financial results reported. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are appropriate and consistently applied from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. We have identified our estimate of the fair value of financial instruments, our policy for loans held for sale and related servicing, our policy for the allowance for loan and lease losses, our valuation of the impairment of long-lived assets, our valuation of goodwill and other intangible assets, our policy for deferred income taxes and our valuation of stock-based compensation as critical accounting policies. Our critical accounting policies have not changed significantly from those discussed in “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Critical Accounting Policies.” of our Annual Report on Form 10-K for the year ended December 31, 2006 (Annual Report). Our significant accounting policies and practices are described in further detail in Note 2 to our Consolidated Financial Statements filed with our Annual Report on Form 10-K for the year ended December 31, 2006. Please see the section below entitled “Allowance for Loan and Lease Losses” for a discussion related to this policy.

Results of Operations

Key Performance Indicators

The following sections contain tables and data setting forth certain statistical information about us for the three months ended March 31, 2007 and 2006. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2007 and 2006 included herein, and our audited consolidated financial statements and notes thereto for the year ended December 31, 2006 and the related discussion therein, included in our Annual Report on Form 10-K.

As of March 31, 2007, we had total assets of $2.413 billion, total loans and leases held for investment, net of deferred fees and costs, of $1.817 billion, total deposits of $1.882 billion and shareholders’ equity of $409.4 million. For the three months ended March 31, 2007, average earning assets were $2.033 billion, average loans and leases held for investment, net of deferred fees and costs, were $1.824 billion, and average deposits were $1.969 billion. As of March 31, 2007, 22,601,533 shares of our common stock were outstanding (including 14,568 shares of nonvested restricted stock), having a book value per share of $18.11.

Net income for the three months ended March 31, 2007 was $6.5 million, or $0.28 per diluted share, compared with net income of $5.5 million, or $0.36 per diluted share, for the same period of 2006.

The change in financial position, operating results and earnings per share for the three months ended March 31, 2007 as compared to the same period of 2006 reflect the increase in net assets and earnings attributable to the acquisition of Southwest Community Bancorp (Southwest) on June 9, 2006. Earnings per share for the three months ended March 31, 2007 was also impacted by the increase in the number of shares outstanding resulting from the issuance of new shares of common stock in connection with this all-stock acquisition.

The following table presents our key performance indicators for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except per share data)
Net interest income	$27,705	$20,833
Non-interest income	5,120	3,690

	32,825	24,523
Provision for the allowance for loan and lease losses	—	—
Non-interest expense	21,657	15,446
Provision for income taxes	4,696	3,550

Net income	$6,472	$5,527

Average assets	$2,475,793	$1,896,540
Average shareholders’ equity	$406,627	$211,261
Share Information:
Weighted average shares outstanding – basic	22,521,155	15,047,255
Weighted average shares outstanding – diluted	22,805,604	15,292,683
Profitability Measures:
Earnings per share – basic	$0.29	$0.37
Earnings per share – diluted	$0.28	$0.36
Return on average assets	1.06%	1.18%
Return on average shareholders’ equity	6.45%	10.61%
Efficiency ratio	65.98%	62.99%

Income Statement

Net income for the three months ended March 31, 2007 was $6.5 million, or $0.28 per diluted share. Net income for the three months ended March 31, 2006 was $5.5 million, or $0.36 per diluted share. Return on average assets for the three months ended March 31, 2007 was 1.06%, compared to 1.18% for the same period of 2006. Return on average equity for the three months ended March 31, 2007 was 6.45%, compared to 10.61% for the same period of 2006. For further information on these trends, see net interest income, non-interest income and non-interest expense discussions as follows.

Net interest income for the three months ended March 31, 2007 was $27.7 million, compared to $20.8 million for the same period of 2006. The increase in net interest income is attributable to the benefit of the merger with Southwest and reflects the growth in average interest earning asset balances of 23.1% for the three months ended March 31, 2007 compared to the same period of 2006. The increase in net interest income is also attributable to an increase in the Company’s net interest margin.

Net interest margin for the three months ended March 31, 2007 was 5.53%, an increase of 42 basis points from the same period of 2006. The increase in net interest margin is primarily attributable to the benefit of the addition of Southwest’s low-cost deposit base, an increase in the yield earned on average earning assets and a decrease in the cost of the junior subordinated deferrable interest debentures, partially offset by increased funding costs throughout the remainder of the Bank’s operations.

Total non-interest income for the three months ended March 31, 2007 was $5.1 million, compared with $3.7 million for the same period of 2006. Non-interest income increased primarily due to an increase in service charges and fees on deposit accounts as a result of the increase in the number of deposit accounts associated with the acquisition of Southwest, an increase in referral and other loan related fees as a result of the increase in the number of real estate loans referred to third parties and the gains recorded on the sale of loans held for sale during the three months ended March 31, 2007. There were no loans sold in 2006.

Total non-interest expense for the three months ended March 31, 2007 was $21.7 million, compared with $15.4 million for the same period of 2006. The increase was primarily centered in salaries and benefits costs, occupancy and equipment, administration and third party payments which increased principally due to the acquisition of Southwest. In addition, we recorded $760,000 of merger expenses related to the pending merger with Wells Fargo during the three months ended March 31, 2007.

The Company’s efficiency ratio for the three months ended March 31, 2007 was 65.98%, compared to 62.99% for the same period of 2006. The increase in the efficiency ratio during 2007 is primarily due to a 33.9% growth in total net interest income plus non-interest income when compared to a 40.2% rate of growth in total non-interest expense for the three months ended March 31, 2007 compared to the same period of 2006.

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

	For the Three Months Ended March 31, 2007			For the Three Months Ended March 31, 2006
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest earning assets:
Loans held for sale	$4,066	$101	10.07%	$—	$—	0.00%
Loans and leases held for investment (1) (2) (3)	1,823,830	34,415	7.65%	1,383,375	24,622	7.22%
Investment securities:
Taxable	111,915	1,350	4.89%	208,919	2,338	4.54%
Tax-exempt (1)	38,914	398	4.15%	17,729	183	4.19%
Federal funds sold	32,416	418	5.23%	27,414	301	4.45%
Time deposits with other banks	100	—	0.00%	—	—	0.00%
Other earning assets (4)	21,567	326	6.13%	14,400	189	5.32%

Total interest earning assets	2,032,808	37,008	7.38%	1,651,837	27,633	6.78%
Non-interest earning assets:
Cash and due from banks	116,379			60,432
Other assets	326,606			184,271

Total assets	$2,475,793			$1,896,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Deposits:
Interest bearing demand	$233,516	311	0.54%	$228,702	298	0.53%
Money market	477,263	3,802	3.23%	328,075	2,036	2.52%
Savings	127,490	140	0.45%	157,460	172	0.44%
Time certificates of deposit	395,331	3,925	4.03%	389,023	3,156	3.29%

Total interest bearing deposits	1,233,600	8,178	2.69%	1,103,260	5,662	2.08%
FHLB borrowings	10,696	142	5.38%	—	—	0.00%
Repurchase agreements	14,362	113	3.19%	21,011	102	1.97%
Long-term debt	51,151	870	6.90%	53,611	1,036	7.84%

Total interest bearing liabilities	1,309,809	9,303	2.88%	1,177,882	6,800	2.34%
Non-interest bearing liabilities:
Demand deposits	735,371			490,687
Other liabilities	23,986			16,710

Total liabilities	2,069,166			1,685,279
Shareholders’ equity	406,627			211,261

Total liabilities and shareholders' equity	$2,475,793			$1,896,540

Net interest income		$27,705			$20,833

Net interest margin (5)			5.53%			5.11%

(1)	Yields on loans and leases and tax exempt securities have not been adjusted to a tax-equivalent basis because the impact is not material.
(2)	Average non-accrual loans and leases of $12.1 million and $2.5 million for the three months March 31, 2007 and 2006, respectively, are included in the yield computations.
(3)	Interest income includes net deferred loan and lease fees and costs of $310,000 and $356,000 for the three months ended March 31, 2007 and 2006, respectively.
(4)	Includes Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5)	Net interest margin is computed by dividing annualized net interest income by total average earning assets.

The following tables show the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
	Net Change	Rate	Volume	Mix
	(Dollars in thousands)
Interest income:
Loans held for sale	$101	$—	$101	$—
Loans and leases held for investment	9,793	1,482	7,839	472
Investment securities available-for-sale:
Taxable	(988)	182	(1,086)	(84)
Tax-exempt	215	(2)	219	(2)
Federal funds sold	117	52	55	10
Time deposits with other banks	—	—	—	—
Other earning assets	137	29	94	14

Total interest income	9,375	1,743	7,222	410

Interest expense:
Interest bearing demand	13	7	6	—
Money market	1,766	578	926	262
Savings	(32)	1	(33)	—
Time certificates of deposit	769	706	51	12
FHLB borrowings	63	17	38	8
Repurchase agreements	90	86	1	3
Long-term debt	(166)	(124)	(48)	6

Total interest expense	2,503	1,271	941	291

Net interest income	$6,872	$472	$6,281	$119

Net interest income increased 33.0%, or $6.9 million, to $27.7 million for the three months ended March 31, 2007, from $20.8 million for the same period of 2006. Average earning assets increased 23.1%, or $381.0 million, to $2.033 billion for the three months ended March 31, 2007, from $1.652 billion for the same period of 2006. Average loans and leases held for investment, net of deferred fees and costs, increased by 31.8%, or $440.5 million, to $1.824 billion for the three months ended March 31, 2007, from $1.383 billion for the same period of 2006. Average loans and leases held for investment, net of deferred fees and costs, increased as a result of the acquisition of Southwest along with our organic loan growth. Average core deposits (all deposit categories other than time certificates of deposit) increased 30.6%, or $368.7 million, to $1.574 billion for the three months ended March 31, 2007, from $1.205 billion for the same period of 2006. Average core deposits increased primarily as a result of the acquisition of Southwest.

The net interest margin for the three months ended March 31, 2007 increased to 5.53% from 5.11% for the same period in 2006. The increase is primarily attributable to the addition of Southwest’s low-cost deposit base, an increase in the yield earned on average earning assets and a decrease in the cost of the junior subordinated deferrable interest debentures, partially offset by increased funding costs throughout the remainder of the Bank’s operations.

Interest income increased 33.9%, or $9.4 million, to $37.0 million for the three months ended March 31, 2007, from $27.6 million for the same period of 2006. Average loans and leases held for investment, net of deferred fees and costs, increased by 31.8% or $440.5 million, to $1.824 billion and yielded 7.65% for the three months ended March 31, 2007, compared to 7.22% for the same period of 2006. The increase in the yields on average loans and leases primarily reflects the benefit of loans that re-priced during a period of rising short-term interest rates. The yield on investment securities increased to 4.70% for the three months ended March 31, 2007, from 4.51% for the same period of 2006.

Interest expense on all interest bearing liabilities increased 36.8%, or $2.5 million, to $9.3 million for the three months ended March 31, 2007, from $6.8 million in the same period of 2006. Total average interest bearing liabilities increased 11.2%, or $131.9 million, to $1.310 billion for the three months ended March 31, 2007, from $1.178 billion for the same period of 2006. The cost of interest bearing liabilities increased to 2.88% for the three months ended March 31, 2007, from 2.34% for the same period of 2006. This increase was the result of an increase in deposit rates paid on all deposit types in response to market conditions and to provide funding for loan growth, as well as higher rates paid on short-term borrowings, offset by a decrease in rates paid on junior subordinated deferrable interest debentures. The cost of junior subordinated debentures decreased due to the redemption of $38.1 million in debentures and the issuance of $25.8 million in new debentures in the fourth quarter of 2006 at rates 198 basis points lower than the debentures redeemed.

Interest expense on interest bearing deposits increased 44.4%, or $2.5 million, to $8.2 million for the three months ended March 31, 2007, from $5.7 million for the same period of 2006. The increase is primarily attributable to an increase in deposit rates paid on all deposit types and a migration of deposits into higher rate accounts such as time deposit accounts and optimum money market accounts. The overall cost of deposits, including non-interest bearing demand deposits, increased to 1.68% for the three months ended March 31, 2007, from 1.44% for the same period of 2006.

A substantial percentage of our funding sources are non-interest bearing demand deposits, which represented approximately 37.3% of average total deposits for the three months ended March 31, 2007, an increase from 30.8% for the same period of 2006. This increase is primarily the result of the acquisition of Southwest. The Company’s largest depositor, as of December 31, 2006, has consolidated its operations into its Midwest headquarters. As of December 31, 2006, this depositor represented 12.3% of total deposits and 29.4% of non-interest bearing deposits, while as of March 31, 2007, this customer represented only 2.1% of total deposits and 5.8% of non-interest bearing deposits. As this customer continues to withdraw its deposits, we expect the percentage of average non-interest bearing demand deposit to average total deposits to decline.

Provision for Loan and Lease Losses

The provision for loan and lease losses is a charge against earnings of the period. The provision is that amount required to maintain the allowance for loan and lease losses at a level which, in management’s judgment, is appropriate based on loan and lease losses inherent in the loan and lease portfolio.

The Company’s overall credit quality remained strong during the three months ended March 31, 2007. Non-performing loans to total loans and leases held for investment, net of deferred fees and costs, decreased to 0.62% at March 31, 2007 from 0.75% at December 31, 2006. During the three months ended March 31, 2007, we experienced loan and lease charge-offs of $782,000 and recoveries of $587,000 compared to loan and lease charge-offs of $1.0 million and recoveries of $856,000 for the same period of 2006. Based on the above, management determined that no provision for loan and lease losses was required for the three months ended March 31, 2007.

The allowance for loan and lease losses decreased to $22.1 million as of March 31, 2007 compared to $22.3 million at December 31, 2006. This decrease relates to the net charge-offs discussed above.

There were no other changes in loan and lease concentrations or terms during the periods indicated which significantly affected the provision or allowance for loan and lease losses.

Non-Interest Income

The following table summarizes non-interest income by category for the periods indicated:

	For the Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,277	$1,830
Referral and other loan-related fees	1,092	732
Increase in cash surrender value of life insurance	500	406
Debit card and merchant discount fees	391	300
Revenues from sales of non-deposit investment products	299	196
Gain on sale of loans held for sale, net	246	—
Loan servicing income	175	100
Other	140	126

Total non-interest income	$5,120	$3,690

Total non-interest income to average total assets, annualized	0.84%	0.79%

Non-interest income increased 38.8%, or $1.4 million, to $5.1 million for the three months ended March 31, 2007, from $3.7 million for the same period of 2006.

Service charges and fees on deposit accounts increased 24.4%, or $447,000, to $2.3 million for the three months ended March 31, 2007, from $1.8 million for the same period of 2006. This increase is primarily due to the increase in the number of deposit accounts associated with the acquisition of Southwest.

Referral and other loan-related fees increased 49.2%, or $360,000, to $1.1 million for the three months ended March 31, 2007, from $732,000 for the same period of 2006 primarily due to an increase in real estate loans referred to third parties. Referral fees are highly dependent on a small number of transactions and are subject to significant fluctuation from period to period.

The revenue generated from the increase in the cash surrender value of life insurance increased 23.2%, or $94,000, to $500,000 for the three months ended March 31, 2007, from $406,000 for the same period of 2006 primarily due to the addition of bank owned life insurance as a result of the acquisition of Southwest.

Debit card and merchant discount fees increased 30.3%, or $91,000, to $391,000 for the three months ended March 31, 2007, from $300,000 for the same period of 2006 primarily due to the increase in the number of debit card users as a result of the acquisition of Southwest.

Revenues from sales of non-deposit investment products increased 52.6%, or $103,000, to $299,000 for the three months ended March 31, 2007, from $196,000 for the same period of 2006. Sales of non-deposit investment products are highly dependent on a small sales force and are subject to significant fluctuation from period to period based on the number of sales representatives at the Company.

In the three months ended March 31, 2007, the Company recorded a $246,000 gain on sale of loans held for sale due to the addition of Southwest’s SBA group. There were no loans sold during the same period of 2006.

Non-Interest Expense

The following table summarizes non-interest expense by category for the periods indicated:

	For the Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Salaries and employee benefits	$11,752	$8,301
Occupancy and equipment	2,786	2,063
Data and item processing	1,503	1,330
Administration	861	491
Third party payments	851	233
Merger	760	—
Amortization of core deposit intangible	718	470
Communication and postage	681	567
Professional fees	607	663
Advertising and business development	313	343
Stationery and supplies	203	198
Loan-related costs	68	246
Other	554	541

Total non-interest expense	$21,657	$15,446

Total non-interest expense to average total assets, annualized	3.47%	3.30%

Non-interest expense increased 40.2%, or $6.2 million, to $21.7 million for the three months ended March 31, 2007, from $15.4 million for the same period of 2006.

Salaries and employee benefits expense increased 41.6%, or $3.5 million, to $11.8 million for the three months ended March 31, 2007, from $8.3 million for the same period in 2003. Salaries and employee benefits expense increased as a result of:

•	an increase in the number of employees as a result of the acquisition of Southwest,

•	$431,000 in costs associated with the liquidation of the First Financial Bancorp 401k and ESOP plans,

•	a $149,000 increase in stock option compensation expense as a result of options granted throughout 2006,

•	a $67,000 increase in restricted common stock compensation expense related to the amortization of restricted common stock granted in March of 2006,

•	$88,000 in retention incentives to Southwest employees, and

•

a $360,000 decrease in deferred loan origination costs primarily due to a decrease in the number of loans boarded during 2007 compared to 2006. Deferred loan origination costs reduce salaries expense in the period which a loan is boarded.

Occupancy and equipment expense increased 35.1%, or $723,000, to $2.8 million for the three months ended March 31, 2007 from $2.1 million for the same period in 2006 principally due to the acquisition of Southwest.

Data and item processing expense increased 13.0%, or $173,000, to $1.5 million for the three months ended March 31, 2007 from $1.3 million for the same period of 2006 principally due to the acquisition of Southwest.

Administration expense increased 75.4%, or $370,000, to $861,000 for the three months ended March 31, 2007 from $491,000 for the same period of 2006 principally due to an increase in the volume of cash letter activity and cash ordering of commercial customers resulting in an increase in correspondent banking charges attributable to the acquisition of Southwest along with $174,000 in penalties assessed by the U.S. Department of Labor relating to the 2004 First Financial Bancorp 401k and ESOP plans. First Financial Bancorp was acquired by the Company in December 2004.

Third party payments for banking related services paid on behalf of business customers increased 265.2%, or $618,000, to $851,000 for the three months ended March 31, 2007, from $233,000 for 2006 principally due to the acquisition of Southwest.

During the three months ended March 31, 2007, the Company recorded $760,000 in merger expenses related to the pending merger with Wells Fargo. There were no such costs in 2006.

Amortization of core deposit intangible increased 52.8%, or $248,000, to $718,000 for the three months ended March 31, 2007, from $470,000 for the same period of 2006 due to the amortization of the core deposit intangible related to Southwest.

Communication and postage expense increased 20.1%, or $114,000, to $681,000 for the three months ended March 31, 2007 from $567,000 for the same period of 2006 primarily due to an increase in armored car and internal courier services related to the acquisition of Southwest.

Loan related expenses decreased 72.4%, or $178,000, to $68,000 for the three months ended March 31, 2007, from $246,000 for the same period of 2006, primarily due to the collection of appraisal fees from borrowers in excess of historical amounts.

Stock-Based Compensation

At March 31, 2007, the total compensation cost related to nonvested stock option awards granted to employees under the Company’s stock option plans but not yet recognized was $2.5 million. This cost will be amortized on a straight-line basis over a weighted average period of approximately 1.6 years and will be adjusted for subsequent changes in estimated forfeitures.

Provision for Income Taxes

Our statutory income tax rate is approximately 42.1%, representing a blend of the statutory Federal income tax rate of 35.0% and the California income tax rate of 10.8%. Due to the nontaxable nature of income from municipal securities, interest on loans in designated enterprise zones, bank owned life insurance, the benefit of deductions for the exercise of stock options and warrants and vesting of restricted common stock, the benefit of housing tax credits and the nondeductible nature of certain merger related costs and penalties assessed by the U.S. Department of Labor relating to the 2004 First Financial Bancorp 401k and ESOP plans, our actual effective income tax rate was 42.0% and 39.1% for the three months ended March 31, 2007 and 2006, respectively.

Financial Condition

Our total assets at March 31, 2007 were $2.413 billion, a decrease of 8.9%, compared to $2.649 billion at December 31, 2006. Our earning assets at March 31, 2007 totaled $1.998 billion, a decrease of 11.3%, compared to $2.134 billion at December 31, 2006. Total deposits at March 31, 2007 were $1.882 billion, a decrease of 12.8%, compared to $2.159 billion at December 31, 2006. The decrease in total assets and earning assets is centered primarily in federal funds sold as a consequence of the decrease in deposits.

Total deposits decreased as a result of the withdrawal of balances of the Company’s largest depositor, a seasonal decline in other customer deposit balances and challenges in maintaining existing relationships and acquiring new relationships as a result of the pending merger with Wells Fargo. The Company’s largest depositor as of December 31, 2006, a nationwide mortgage servicing company, consolidated its operations into its Midwest headquarters. As of December 31, 2006, this depositor represented 12.3% of total deposits and 29.4% of non-interest bearing deposits. As of March 31, 2007, this depositor only represented 2.1% of total deposits and 5.8% of non-interest bearing deposits.

Loans and Leases Held for Investment

The following table presents the balance of each major category of loans and leases held for investment at the end of each of the periods indicated:

	As of March 31, 2007		As of December 31, 2006
	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands)
Loans and leases held for investment
Real estate – mortgage	$1,317,097	72.4%	$1,323,114	71.5%
Real estate – construction	312,798	17.2	328,135	17.7
Commercial	165,172	9.1	169,409	9.2
Agricultural	3,024	0.2	4,862	0.3
Consumer	15,457	0.8	16,053	0.9
Leases receivable and other	6,037	0.3	7,701	0.4

Total gross loans and leases held for investment	1,819,585	100.0%	1,849,274	100.0%

Less: allowance for loan and lease losses	(22,133)		(22,328)
Deferred loan and lease fees, net	(2,535)		(2,545)

Total net loans and leases held for investment	$1,794,917		$1,824,401

Gross loans and leases held for investment decreased 1.6%, or $29.7 million, to $1.820 billion at March 31, 2007, from $1.849 billion at December 31, 2006, due to slower production in the quarter primarily as a result of the pending merger with Wells Fargo.

We experienced decreases of $6.0 million in real estate mortgages, $15.3 million in real estate construction, $4.2 million in commercial, $1.8 million in agricultural, $596,000 in consumer and $1.7 million in leases receivable and other loans. While we recorded $164.4 million of new loan commitments during the three months ended March 31, 2007, we also experienced early loan payoffs of $115.9 million.

Our loan portfolio has a high concentration of loans that are collateralized by real estate. Management believes that this concentration does not create undue risk as our credit policies and underwriting standards have been adopted with the recognition that we rely heavily on real estate related loans. However, a substantial decline in the performance of the economy in general or a significant decline in real estate values in the bank’s primary market areas could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows. The Company does not participate in subprime lending.

Real Estate – Mortgage

The category of real estate – mortgage at March 31, 2007 totaled $1.317 billion and was comprised 66.9% of loans collateralized by commercial real estate and 33.1% of loans collateralized by 1-4 family real estate.

We set limitations on our exposure in commercial real estate lending activities and employ monitoring tools and reporting consistent with sound industry practices. We segment our commercial real estate mortgage and construction loan portfolio into low-to-moderate risk and higher risk loan categories and limit the aggregate of higher risk commercial real estate mortgage and construction loans outstanding to no more than 350% of the sum of the bank’s Tier 1 capital plus the allowance for loan and lease losses; at March 31, 2007, this ratio was 286%. We further limit our total commercial real estate loans to no more than 600% of the sum of the bank’s Tier 1 capital plus the allowance for loan and lease losses; at March 31, 2007, this ratio was 530%. Commercial real estate mortgages generally require debt service coverage ratios of 125% or greater and loan to value ratios of not more than 75%.

During the first quarter of 2007, we stress tested all non-owner occupied commercial real estate mortgage term loans with outstanding balances of $750,000 or greater. Prior to stress testing, the tested loans had a current weighted average debt service coverage ratio of 194%. After shocking the portfolio for a 200 basis point rate increase, the debt service coverage ratio of the tested loans decreased to 189%. Alternatively, an assumed 15% decrease in net operating income (falling rents and/or rising vacancies) caused the debt service coverage ratio of the tested loans to decrease to 166%. Combining both events caused the ratio to decrease to 162%. The tested loans had a weighted average loan to value of 58.53%. Based on this stress testing, management has concluded that the bank’s commercial real estate mortgage loan portfolio could withstand such shocks reasonably well.

The portfolio of loans collateralized by 1-4 family residential real estate is comprised 64.0% of loans supported by first liens and 36.0% of loans supported by junior liens (primarily home equity lines of credit, or “HELOCs”). First lien loans are generally underwritten in accordance with FNMA/FHLMC guidelines for loans eligible for sale in the secondary mortgage market. The majority of HELOCs are limited to a combined loan to value of 80%, although borrowers with the highest credit scores can borrow up to 85%. Individual HELOCs are generally limited by our loan policy to no more than $500,000.

Real Estate – Construction

The category of real estate—construction at March 31, 2007 totaled $312.8 million, approximately 20% of which was comprised of loans to owner-occupants constructing their own residences. These loans are generally 30 year loans which include an interest only period during construction. Underwriting of these loans is generally done in accordance with FNMA/FHLMC guidelines for loans eligible for sale in the secondary mortgage market. The remaining 80% of real estate – construction was comprised of residential and commercial loans for a variety of property types to owner occupants, investors and developers. Our underwriting guidelines for these construction loans set minimum borrower equity and pre-leasing requirements for commercial projects and generally limit the number of units ahead of sales for residential projects.

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

	As of March 31, 2007	As of December 31, 2006
	(Dollars in thousands)
Non-accrual loans and leases, not restructured	$11,286	$13,837
Accruing loans and leases past due 90 days or more	—	—
Restructured loans and leases	—	—

Total non-performing loans and leases (NPLs)	11,286	13,837
OREO	—	—

Total non-performing assets (NPAs)	$11,286	$13,837

Selected ratios:
NPLs to total loans and leases held for investment	0.62%	0.75%
NPAs to total assets	0.47%	0.52%

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

The following table presents the changes in our allowance for loan and lease losses for the periods indicated:

	As of or For the Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$22,328	$16,714
Charge-offs:
Real estate – mortgage	—	—
Real estate – construction	448	—
Commercial	159	7
Agricultural	—	—
Consumer	175	29
Leases receivable and other	—	969

Total	782	1,005

Recoveries:
Real estate – mortgage	479	2
Real estate – construction	38	—
Commercial	55	78
Agricultural	—	—
Consumer	15	7
Leases receivable and other	—	769

Total	587	856

Net loan and lease (charge-offs) recoveries	(195)	(149)
Provision for the allowance for loan and lease losses	—	—

Balance at end of period	$22,133	$16,565

Loans and leases held for investment, net of deferred fees and costs	$1,817,050	$1,416,193
Average loans and leases held for investment	$1,823,830	$1,383,375
Non-performing loans and leases	$11,286	$1,280
Selected ratios:
Net charge-offs to average loans and leases held for investment	(0.04)%	(0.04)%
Provision for the allowance for loan and lease losses to average loans and leases held for investment	0.00%	0.00%
Allowance for loan and lease losses to loans and leases held for investment at end of period	1.22%	1.17%
Allowance for loan and lease losses to non-performing loans and leases at end of period	196.11%	1294.14%

Investment Securities Available-for-Sale

The carrying value of our investment securities available-for-sale remained consistent at $151.2 million at March 31, 2007 and December 31, 2006. Our portfolio of investment securities consists primarily of U.S. Government agency securities and obligations of states and political subdivisions.

We manage our investment portfolio principally to provide liquidity and balance our overall interest rate risk. To a lesser extent, we manage our investment portfolio to provide earnings with a view to minimizing credit risk.

The carrying value (which represents fair value) of our portfolio of investment securities at March 31, 2007 and December 31, 2006 was as follows:

	As of March 31, 2007	As of December 31, 2006

	(Dollars in thousands)
U.S. Treasury securities	$492	$500
U.S. Government agencies	107,931	107,663
Obligations of states and political subdivisions	38,882	39,092
Other securities	3,923	3,912

Total available-for-sale investment securities	$151,228	$151,167

Deposits

The following table presents the balance of each major category of deposits at the dates indicated:

	As of March 31, 2007		As of December 31, 2006
	Amount	% of Deposits	Amount	% of Deposits

		(Dollars in thousands)
Non-interest bearing deposits	$682,616	36.3%	$904,530	41.9%
Interest bearing deposits:
Interest bearing demand	226,079	12.0	240,290	11.1
Money market	471,875	25.1	462,625	21.5
Savings	125,960	6.7	129,688	6.0
Time, under $100	179,118	9.5	201,163	9.3
Time, $100 or more	196,786	10.4	220,775	10.2

Total interest bearing deposits	1,199,818	63.7	1,254,541	58.1

Total deposits	$1,882,434	100.0%	$2,159,071	100.0%

Non-interest bearing deposits decreased 24.5%, or $221.9 million, to $682.6 million and total deposits decreased 12.8%, or $276.6 million, to $1.882 billion as of March 31, 2007 from December 31, 2006. The decline in non-interest bearing and total deposits in the first quarter of 2007 was primarily due to the decrease in balances of our largest depositor discussed below. Deposits tend to be cyclical, with existing customer balances declining at the beginning of each year and recovery of balances of existing customers combined with new customer growth over the balance of the year. Standard cyclical declines in existing customer balances were experienced in the first quarter of 2007, and the acquisition of new deposit relationships slowed during the quarter due to the pending merger with Wells Fargo.

In the fourth quarter of 2006, we were notified by our largest deposit customer that the customer intended to withdraw all of its deposit balances by mid-year 2007. As of December 31, 2006, this depositor represented 12.3% of total deposits and 29.4% of non-interest bearing deposits. As of March 31, 2007, this depositor represented 2.1% of total deposits and 5.8% of non-interest bearing deposits. As of March 31, 2007, the Company does not have any deposit customers that account for more than 5% of total deposits.

Short-Term Borrowings

The Company has unsecured federal funds lines with its correspondent banks which, in the aggregate, amounted to $65.0 million at both March 31, 2007 and December 31, 2006, at interest rates which vary with market conditions. The Company may borrow funds on a short-term or overnight basis under these lines. There were no borrowings outstanding under these lines of credit at March 31, 2007 or December 31, 2006. At March 31, 2007 and December 31, 2006, the Company could borrow up to $594.8 million and $584.6 million, respectively, from the Federal Home Loan Bank, secured by qualifying first mortgage loans. At March 31, 2007, the Company had $31.7 million in borrowings outstanding from the Federal Home Loan Bank on an overnight basis at prevailing interest rates and none at December 31, 2006.

We enter into sales of securities under agreements to repurchase which are short term in nature. The balances of these short-term borrowings increased 47.7%, or $5.5 million, to $17.0 million as of March 31, 2007, from $11.5 million at December 31, 2006, primarily due to one new repurchase agreement for $3.0 million as of March 31, 2007.

Junior Subordinated Deferrable Interest Debentures

We own the common stock of four business trusts that have issued $48.0 million in trust preferred securities fully and unconditionally guaranteed by us. The entire proceeds of each respective issuance of trust preferred securities were invested by the separate business trusts into junior subordinated deferrable interest debentures, with identical maturity, repricing and payment terms as the respective issuance of trust preferred securities. The aggregate amount of junior subordinated debentures is $49.5 million, with the maturity dates for the respective debentures ranging from 2031 through 2036. We may redeem the respective junior subordinated deferrable interest debentures earlier than the maturity date, with the debentures being redeemable in 2007, 2008, 2009 and 2011. For more information about the trust preferred securities and the debentures see Note 11 to our Notes to Consolidated Financial Statements filed with our Annual Report on Form 10-K for the year ended December 31, 2006.

In connection with the acquisition of Southwest, we recorded a fair value adjustment of the junior subordinated deferrable interest debentures assumed that increased the carrying value by $1.8 million. This amount will be amortized over the term of the debentures reducing interest expense. As of March 31, 2007, the remaining amount to be amortized is $1.6 million.

Capital Resources

Our primary source of capital has been the retention of net income. In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and the level of risk. Shareholders’ equity at March 31, 2007 increased to $409.4 million from $404.1 million at December 31, 2006. The holding company declared and paid dividends of $0.15 per common share in the first quarter of 2007. Total dividends paid were $3.4 million for the three months ended March 31, 2007. On April 25, 2007 subsequent to the end of the first quarter, the Board of Directors declared a common stock cash dividend of $0.15 per share for the second quarter of 2007. The dividend will be payable on or about May 23, 2007 to its shareholders of record on May 10, 2007.

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

The regulatory capital guidelines as well as the actual capital ratios for Placer Sierra Bank and us as of March 31, 2007 are as follows:

Leverage Ratio
Placer Sierra Bancshares and Subsidiaries	10.2%
Minimum regulatory requirement	4.0%

Placer Sierra Bank	9.1%
Minimum requirement for “Well-Capitalized” institution	5.0%
Minimum regulatory requirement	4.0%

Tier 1 Risk-Based Capital Ratio
Placer Sierra Bancshares and Subsidiaries	11.7%
Minimum regulatory requirement	4.0%

Placer Sierra Bank	10.5%
Minimum requirement for “Well-Capitalized” institution	6.0%
Minimum regulatory requirement	4.0%

Total Risk-Based Capital Ratio
Placer Sierra Bancshares and Subsidiaries	12.8%
Minimum regulatory requirement	8.0%

Placer Sierra Bank	11.7%
Minimum requirement for “Well-Capitalized” institution	10.0%
Minimum regulatory requirement	8.0%

As of March 31, 2007, we exceeded each of the minimum capital requirements and the bank exceeded each of the capital requirements to be considered “well-capitalized.” We own the common stock of four trusts that have issued $48.0 million of trust preferred securities. These securities are currently included in our Tier 1 capital for purposes of determining our Leverage, Tier 1 and Total Risk-Based capital ratios. Beginning March 31, 2009, we will be required to use a more restrictive formula to determine the amount of trust preferred securities that may be included in regulatory Tier 1 capital. At that time, we will be allowed to include in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which generally is defined as shareholders’ equity, less goodwill and any related deferred income tax liability. The regulations currently in effect only limit the amount of trust preferred securities that may be included in Tier 1 capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier 1 capital ratios would remain above the regulatory minimum had the modification of the capital regulations been in effect at March 31, 2007. For more information about the proposed regulations see our Annual Report on Form 10-K for the year ended December 31, 2006 “Item 1. BUSINESS. Supervision and Regulation.”

Contractual Obligations

Our significant contractual obligations and significant commitments at December 31, 2006 are included in our Annual Report on Form 10-K for the year ended December 31, 2006. For more information on commitments see Note 5 to our Unaudited Condensed Consolidated Financial Statements in this quarterly report.

Liquidity

Management believes that the level of primary and secondary sources of liquidity is sufficient to meet our current and presently anticipated funding needs on a consolidated basis.

Placer Sierra Bancshares

On a stand-alone basis, we rely on dividends from the bank as our main source of liquidity. There are statutory and regulatory provisions that limit the ability of the bank to pay dividends to the holding company. Under such restrictions, the amount available for payment of dividends to the holding company totaled $16.2 million at March 31, 2007. However, such amount may be further restricted due to the fact that the bank must keep a certain amount of capital in order to be “well-capitalized.” The amount available for payment of dividends to the holding company by the bank for the bank to remain “well-capitalized” immediately thereafter totaled $32.8 million at March 31, 2007, which is greater than the statutory and regulatory provisions. Accordingly, the maximum amount available for payment to the holding company is $16.2 million without prior regulatory approval. We do not believe these restrictions will adversely impact the holding company’s ability to meet its ongoing cash obligations.

Placer Sierra Bank

The bank has historically relied on deposits as the principal source of funds. Our deposits tend to be cyclical, with slower growth at the beginning of each year and increasing growth over the balance of the year. In addition, while occasional fluctuations in the balances of a few large depositors may cause temporary increases and decreases in liquidity, we have not historically experienced difficulty in dealing with such fluctuations from existing liquidity sources. In the fourth quarter of 2006, we were notified by our largest deposit customer that the customer intended to withdraw all of its deposit balances by mid-year 2007. As of December 31, 2006, this depositor represented 12.3% of total deposits and 29.4% of non-interest bearing deposits. To manage the liquidity requirements from this withdrawal, in December 2006 we sold investment securities available-for-sale with a book value of $105.4 million. The depositor, a nationwide mortgage service company, consolidated most of its operations into its Midwest headquarters during the first quarter of 2007. As of March 31, 2007, this depositor only represented 2.1% of total deposits and 5.8% of non-interest bearing deposits.

As previously noted, non-interest bearing deposits decreased 24.5% from December 31, 2006 to March 31, 2007 and total deposits decreased 12.8% from December 31, 2006 to March 31, 2007, primarily as a result of the withdrawal of deposits by the bank’s largest deposit customer. As these deposits were withdrawn during the first quarter of 2007 we began to regularly borrow funds under a line of credit with the Federal Home Loan Bank of San Francisco (the FHLB). Management has historically attempted to maintain a loan-to-deposit ratio (total loans held for sale plus total loans and leases held for investment to total deposits) below 95% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold, investment securities not pledged as collateral less federal funds purchased expressed as a percentage of total deposits) above 10%. However, the loan-to-deposit ratio increased to 95.77% at March 31, 2007 from 85.21% at December 31, 2006 and the liquidity ratio decreased to 10.19% at March 31, 2007 from 18.90% at December 31, 2006. In view of the pending merger with Wells Fargo, management considers these ratios acceptable.

Management believes that the level of liquid assets and secondary liquidity is sufficient to meet the bank’s current and presently anticipated funding needs. Liquid assets of the bank represented approximately 7.72% of total assets at March 31, 2007 and 14.98% at December 31, 2006. When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquidity (our secondary liquidity), including the purchase of Federal funds, sales of securities under agreements to repurchase, sales of loans, discount window borrowings from the Federal Reserve Bank and $594.8 million under a line of credit with the FHLB at March 31, 2007, can be employed to meet those funding needs. As of March 31, 2007, the bank had $31.7 million outstanding under the line of credit with the FHLB.

Our liquidity may also be impacted negatively by several other factors, including expenses associated with unforeseen or pending litigation and fluctuations of deposits.

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

Market risk sensitive instruments are generally defined as derivatives and other financial instruments. At March 31, 2007 and December 31, 2006, we had not used any derivatives to alter our interest rate risk profile. Our financial instruments include loans receivable, federal funds sold, Federal Reserve Bank and Federal Home Loan Bank stock, investment securities, bank-owned life insurance, deposits, short term borrowings and junior subordinated deferrable interest debentures. At March 31, 2007, our interest sensitive assets totaled approximately $1.998 billion while interest sensitive liabilities totaled approximately $1.300 billion. At December 31, 2006, we had approximately $2.134 billion in interest sensitive assets and approximately $1.317 billion in interest sensitive liabilities. The decrease in interest sensitive assets is primarily a result of a decrease in federal funds sold due to a decrease in deposits. The decrease in interest sensitive liabilities is primarily due to a decrease in interest bearing deposits offset by an increase in FHLB borrowings.

The yield on interest sensitive assets and the cost of interest sensitive liabilities for the three months ended March 31, 2007 was 7.38% and 2.88%, respectively, compared to 6.78% and 2.34%, respectively, for the three months ended March 31, 2006. The increase in the yield on interest sensitive assets is the result of the rising interest rate environment with yields on loans and leases held for investment, investment securities and federal funds sold increasing. The increase in the cost of our interest sensitive liabilities is primarily the result of higher rates paid on deposit products, FHLB borrowings and short-term borrowings, offset by a decrease in the rates paid on junior subordinated deferrable interest debentures.

Our interest sensitive assets and interest sensitive liabilities had estimated fair values of $1.937 billion and $1.302 billion, respectively, at March 31, 2007. At December 31, 2006, those amounts were $2.093 billion and $1.257 billion, respectively.

We evaluated the results of our net interest income simulation and market value of equity model prepared as of March 31, 2007 for interest rate risk management purposes. Overall, the model results indicate that our interest rate risk sensitivity is within limits set by the Board of Directors and our balance sheet is asset sensitive. An asset sensitive balance sheet in an environment where the yield curve moves in a parallel fashion to changes in short term interest rates suggests that in a rising interest rate environment, our net interest margin would generally increase and during a falling interest rate environment, our net interest margin would generally decrease.

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

As of March 31, 2007, the following table presents forecasted net interest income and net interest margin using a base market rate and the estimated change to the base scenario given immediate and sustained upward and downward movement in interest rates of 100 basis points and 200 basis points:

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base	Net Interest Margin Percent	Net Interest Margin Change (in basis points)
	(Dollars in thousands)
Up 200 basis points	$115,043	3.32%	5.76%	19
Up 100 basis points	$113,292	1.74%	5.67%	10
BASE CASE	$111,351	—%	5.57%	—
Down 100 basis points	$108,630	(2.44)%	5.44%	(13)
Down 200 basis points	$101,799	(8.58)%	5.09%	(48)

Our simulation results as of March 31, 2007 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates of 200 basis points would result in a 3.32% increase in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates of 200 basis points would result in a 8.58% decrease in net interest income over the next 12 months. The simulation results indicate that a 200 basis point upward shift in interest rates would result in a 19 basis point increase in our net interest margin, assuming all other variables remained unchanged. Conversely, a 200 basis point decline in interest rates would cause a 48 basis point decrease in our net interest margin.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Please see the section above titled “Quantitative and Qualitative Disclosures About Market Risk” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption “Quantitative and Qualitative Disclosures About Market Risk” filed with our Annual Report on Form 10-K for the year ended December 31, 2006. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 of this report regarding such forward-looking information.

ITEM 4.	Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, as of the quarter ended March 31, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered in this report.

During the quarter ended March 31, 2007, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls.

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

ITEM 1A.	Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Item 1A of our annual report on Form 10-K for fiscal year 2006 includes a detailed discussion of our risk factors. Other risk factors relating to the pending merger with Wells Fargo are set forth under “Risk Factors” in the Company’s definitive proxy statement filed with the SEC on April 27, 2007. These risk factors are set forth herein on Exhibit 99.1.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASE OF EQUITY SECURITIES

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet to be Purchased Under the Plans or Programs
March 14, 2007	2,508	$26.87	—	—

On March 14, 2007, 14,567 restricted common stock awards granted to certain executives vested. Certain of these executives chose to have a total of 2,508 shares withheld by us to pay for taxes. These shares were retired to common stock and are considered authorized but unissued.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(d) Exhibits.

Exhibit Number	Description of Exhibit
3.2	Amended and Restated Bylaws of the Registrant as of March 29, 2007 (Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on April 3, 2007, and incorporated herein by this reference).

10.1	Amendment to Employment Agreement dated as of February 21, 2007 by and between the Registrant and David E. Hooston.†

10.2	Amendment to Employment Agreement dated as of February 21, 2007 by and between the Registrant and Randall E. Reynoso.†

10.3	Amendment to Employment Agreement dated as of February 21, 2007 by and between the Registrant and Angelee J. Harris.†

10.4	Amendment to Employment Agreement dated as of February 21, 2007 by and between the Registrant and Kevin J. Barri.†

10.5	Amendment to Employment Agreement dated as of February 21, 2007 by and among the Registrant, Placer Sierra Bank and Ken E. Johnson.†

10.6	Amendment to Employment Agreement dated as of February 21, 2007 by and between Placer Sierra Bank and Marshall V. Laitsch.†

10.7	Amendment to Employment Agreement dated as of February 21, 2007 by and between Placer Sierra Bank and Thomas D. Nations.†

Exhibit Number	Description of Exhibit
10.8	Description of reimbursement of certain tax costs for directors William B. Slaton and Dwayne A. Shackelford.†

10.9	Settlement Agreement and Global Amendment to Agreement for Information Technology Services and Related Agreements dated as of March 1, 2007 by and between Aurum Technology Inc. d/b/a Fidelity Integrated Financial Solutions and Placer Sierra Bank.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factor Disclosure from Proxy Statement for Annual Meeting of Shareholders to be held on May 31, 2007.

†	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLACER SIERRA BANCSHARES

Dated: May 8, 2007	/s/ David E. Hooston
David E. Hooston Chief Financial Officer